Form 10-Q
period 2009-09-30
Advanced Messaging Solutions Inc.
filed 2010-01-19
CIK 1465509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2009

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________________ to ________________

                       Commission File Number 333-160069

                        ADVANCED MESSAGING SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                              98-0561888
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

2377 Gold Meadow Way, Suite 100, gold River, CA                    95670
   (Address of principal executive offices)                      (Zip Code)

                                  916-526-2662
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [X] YES [ ] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,220,000 common shares issued and outstanding as of January 4, 2010

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by Advanced Messaging Solutions Inc. ("we," "us," "our," or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our Company as of September 30, 2009, and our results of operations, and our cash flows for the six month period ended September 30, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year March 31, 2010. The accompanying financial statements should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 2009 and the notes thereto filed as a part of our Registration Statement on Form S-1 filed with the SEC on June 18, 2009, as amended and supplemented, which was declared effective on October 28, 2009 (File No. 333-160069).

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                               September 30,        March 31,
                                                                   2009               2009
                                                                 --------           --------
                                                                (Unaudited)
ASSETS

Current assets
  Cash                                                           $ 20,752           $ 44,654
  Prepaid expenses                                                  3,639                839
                                                                 --------           --------

Total assets                                                     $ 24,391           $ 45,493
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accrued expenses                                               $  5,500           $  4,000
  Due to stockholder                                                  100                100
                                                                 --------           --------
    Total current liabilities                                       5,600              4,100
                                                                 --------           --------

Stockholders' equity
  Preferred  stock: $0.001 par value; 20,000,000 shares
   authorized; no shares issued or outstanding                         --                 --
  Common stock: $0.001 par value; 100,000,000 shares
   authorized; 2,220,000 shares issued and outstanding              2,220              2,220
  Additional paid-in capital                                       48,780             48,780
  Deficit accumulated during the development stage                (32,209)            (9,607)
                                                                 --------           --------
Total stockholders' equity                                         18,791             41,393
                                                                 --------           --------

Total liabilities and stockholders' equity                       $ 24,391           $ 45,493
                                                                 ========           ========


                 See accompanying notes to financial statements

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                      For the
                                                                                                    period from
                                                                                                  December 27, 2007
                                                           Six Months           Six Months          (Inception)
                                                             Ended                Ended               through
                                                          September 30,        September 30,        September 30,
                                                              2009                 2008                 2009
                                                           ----------           ----------           ----------
REVENUE                                                    $       --           $       --           $       --
                                                           ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                                            20,112                   --               27,112
  General and administrative                                    2,490                  317                5,097
                                                           ----------           ----------           ----------

Loss before income taxes                                      (22,602)                (317)             (32,209)

Provision for income taxes                                         --                   --                   --
                                                           ----------           ----------           ----------

Net loss                                                   $  (22,602)          $     (317)          $  (32,209)

Net loss per common share -
  basic and diluted                                        $    (0.01)          $    (0.00)          $    (0.02)
                                                           ==========           ==========           ==========
Weighted average number of common shares outstanding -
  basic and diluted                                         2,220,000            1,500,000            1,807,932
                                                           ==========           ==========           ==========


                 See accompanying notes to financial statements

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months         Three Months
                                                             Ended                Ended
                                                          September 30,        September 30,
                                                              2009                 2008
                                                           ----------           ----------
REVENUE                                                    $       --           $       --
                                                           ----------           ----------
OPERATING EXPENSES
  Professional fees                                             7,750                   --
  General and administrative                                    1,860                  300
                                                           ----------           ----------

Loss before income taxes                                       (9,610)                (300)

Provision for income taxes                                         --                   --
                                                           ----------           ----------

Net loss                                                   $   (9,610)          $     (300)
                                                           ==========           ==========

Net loss per common share -
 basic and diluted                                         $    (0.00)          $    (0.00)
                                                           ==========           ==========
Weighted average number of common shares outstanding -
  basic and diluted                                         2,220,000            1,500,000
                                                           ==========           ==========


                 See accompanying notes to financial statements

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
  For the period from December 27, 2007 (Inception) through September 30, 2009
                                   (Unaudited)

                                                                              Deficit
                                                                            Accumulated
                                         Common Stock          Additional    During the       Total
                                     ---------------------      Paid in     Development    Stockholders'
                                     Shares         Amount      Capital        Stage          Equity
                                     ------         ------      -------        -----          ------
December 27, 2007 (Inception)       1,500,000      $ 1,500     $ 13,500      $      --       $ 15,000

Net income                                                                          --             --
                                   ----------      -------     --------      ---------       --------

Balance, March 31, 2008             1,500,000        1,500       13,500             --         15,000

Shares issued at $0.05 from
 September 16, 2008 to
 December 29, 2008                    720,000          720       35,280             --         36,000

Net loss                                                                        (9,607)        (9,607)
                                   ----------      -------     --------      ---------       --------

Balance, March 31, 2009             2,220,000        2,220       48,780         (9,607)        41,393

Net loss                                                                       (22,602)       (22,602)
                                   ----------      -------     --------      ---------       --------

Balance, September 30, 2009         2,220,000      $ 2,220     $ 48,780      $ (32,209)      $ 18,791
                                   ==========      =======     ========      =========       ========


                 See accompanying notes to financial statements

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           For the
                                                                                         period from
                                                                                       December 27, 2007
                                                    Six Months         Six Months        (Inception)
                                                      Ended              Ended             through
                                                   September 30,      September 30,      September 30,
                                                       2009               2008               2009
                                                     --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(22,602)          $   (317)          $(32,209)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Increase in prepaid expenses                      (2,800)            (2,000)            (3,639)
     Increase in accrued liabilities                    1,500                 --              5,500
                                                     --------           --------           --------

Net cash used in operating activities                 (23,902)            (2,317)           (30,348)
                                                     --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in due to stockholder                           --                 --                100
  Proceeds from issuance of common stock                   --             39,000             51,000
                                                     --------           --------           --------

Cash provided by financing activities                      --             39,000             51,100
                                                     --------           --------           --------

Change in cash during the period                      (23,902)            36,683             20,752

Cash, beginning of the period                          44,654                 --                 --
                                                     --------           --------           --------

Cash, end of the period                              $ 20,752           $ 36,683           $ 20,752
                                                     ========           ========           ========


                 See accompanying notes to financial statements

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                           September 30, 2009 and 2008
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS

Advanced Messaging Solutions Inc. (a development stage company) ("Advanced Messaging Solutions" or the "Company") was incorporated under the laws of the State of Nevada on December 27, 2007. The Company is engaged in the development and marketing of secure text messaging service for desktop computer users. The Company has generated no revenues since inception.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") of Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended March 31, 2009 and notes thereto contained in the information as part of the Company's Registration Statement on Form S-1 filed with the SEC on June 18, 2009, as amended and supplemented, which was declared effective on October 28, 2009 (File No. 333-160069).

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's exploration stage activities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

FISCAL YEAR END

The Company elected March 31 as its fiscal year ending date.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3   Pricing   inputs  that  are  generally   observable   inputs  and  not
          corroborated by market data.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accrued expenses and due to stockholder, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009 or 2008.

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists,
(ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

INCOME TAXES

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of
Section 740-10-25.

FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

RECENTLY ISSUED ACCOUNTING STANDARDS

In  June  2003,   the  SEC  adopted   final  rules  under  Section  404  of  the
Sarbanes-Oxley Act of 2002 ("Section 404"), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with the Company's Annual Report for the fiscal year ended March 31, 2011, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 "ACCOUNTING FOR REDEEMABLE EQUITY INSTRUMENTS - AMENDMENT TO SECTION 480-10-S99" which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, CLASSIFICATION AND MEASUREMENT OF REDEEMABLE SECURITIES. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 "FAIR VALUE MEASUREMENT AND DISCLOSURES TOPIC 820 - MEASURING LIABILITIES AT FAIR VALUE", which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset, and b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 "EARNINGS PER SHARE - AMENDMENTS TO SECTION 260-10-S99",which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, COMPUTATION OF EARNINGS PER SHARE FOR A PERIOD THAT INCLUDES A REDEMPTION OR AN INDUCED CONVERSION OF A PORTION OF A CLASS OF PREFERRED STOCK and EITF Topic D-42, THE EFFECT OF THE CALCULATION OF EARNINGS PER SHARE FOR THE REDEMPTION OR INDUCED CONVERSION OF PREFERRED STOCK. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 "ACCOUNTING FOR INVESTMENTS-EQUITY METHOD AND JOINT VENTURES AND ACCOUNTING FOR EQUITY-BASED PAYMENTS TO NON-EMPLOYEES". This update represents a correction to Section 323-10-S99-4, ACCOUNTING BY AN INVESTOR FOR STOCK-BASED COMPENSATION GRANTED TO EMPLOYEES OF AN EQUITY METHOD INVESTEE. Additionally, it adds observer comment ACCOUNTING RECOGNITION FOR CERTAIN TRANSACTIONS INVOLVING EQUITY INSTRUMENTS GRANTED TO OTHER THAN EMPLOYEES to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 "FAIR VALUE MEASUREMENTS AND DISCLOSURES TOPIC 820 - INVESTMENT IN CERTAIN ENTITIES THAT CALCULATE NET ASSETS VALUE PER SHARE (OR ITS EQUIVALENT)", which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity's measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor's ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $32,209 at September 30, 2009, a net loss from operations of $22,602 and net cash used in operations of $23,902 for the interim period ended September 30, 2009, respectively.

While the Company is attempting to commence operations and generate revenues, the Company's cash position may not be sufficient enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - DUE TO STOCKHOLDER

The amount owing to a stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 5 - INCOME TAXES

At September 30, 2009, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $32,209 that may be offset against future taxable income through 2029. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $10,951, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $10,951.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $7,685 for the period ended September 30, 2009.

NOTE 6 - RELATED PARTY TRANSACTION

There no Related Party Transactions.

NOTE 7 - SUBSEQUENT EVENTS

Management performed an evaluation of the Company's activity through December 25, 2009, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there are no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" mean Advanced Messaging Solutions Inc., a Nevada corporation, unless otherwise indicated.

GENERAL OVERVIEW

We were incorporated in the state of Nevada on December 27, 2007. Our offices are currently located at 2377 Gold Meadow Way, Suite 100, Gold River, CA 95670. Our telephone number is (916) 526-2662. Our website, www.advancedmessagingsolutions.com, is currently under construction.

We are a development stage company that has not generated any revenue and has had limited operations to date.

From December 27, 2007 (inception) to September 30, 2009, we have incurred accumulated net losses of $32,209. As of September 30, 2009, we had total assets of $24,391 and total liabilities of $5,600. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

We intend to develop and market secure instant messaging software for desktop computer users. Our products will be targeted toward instant messaging and file sharing using an encrypted transmission format.

We intend to use an e-commerce approach where customers will be able to download our products from our web site. Marketing and customer service will be driven through the web site where we plan to offer live online support 24 hours 7 days per week for customers around the world.

We will primarily derive revenue from the sale of our encrypted instant messaging software.

We have begun the development of our non-functional information-only website and have commenced planning for the development of our software. We have also identified a developer and management is working with them to design our database. We expect to have our non-functional information-only website operational by the end of April 2010. We have begun the full development of our software. Further, we have researched the market for computer servers and a web hosting service, and we have identified office space that we deem adequate, although no formal written agreements have been entered into. We will commence our marketing efforts upon the development of our downloadable client software.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

                                                     Three Months Ended
                                                        September 30,
                                                 2009                   2008
                                               -------                -------
     Revenue                                   $     0                $     0
     Expenses                                  $ 9,610                $   300
     Net (Loss)                                $ 9,610                $   300

EXPENSES

Our total expenses for the three month periods ended September 30, 2009 and September 30, 2008 are outlined in the table below:

                                                     Three Months Ended
                                                        September 30,
                                                 2009                   2008
                                               -------                -------
     General and administrative                $ 1,860                $   300
     Professional fees                         $ 7,750                $     0

Expenses for the three months ended September 30, 2009, increased by $9,310 as compared to the comparative period in 2008 primarily as a result of an overall increase in activity by the Company including the legal and accounting fees related to the preparation of our Form S-1, filing fees associated with being a reporting issuer and office rent and supplies.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2008

                                                      Six Months Ended
                                                        September 30,
                                                 2009                   2008
                                               -------                -------
     General and administrative                $ 2,490               $    317
     Professional fees                         $20,112               $      0

Expenses for the six months ended September 30, 2009, increased by $22,285 as compared to the comparative period in 2008 primarily as a result of an overall increase in activity by the Company including the legal and accounting fees related to the preparation of our Form S-1, filing fees associated with being a reporting issuer and office rent and supplies.

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
                                    At                 At
                               September 30,        March 31,          Increase/
                                   2009               2009            (Decrease)
                                 --------           --------          ----------
Current Assets                   $ 24,391           $ 45,493           $(21,102)
Current Liabilities              $  5,600           $  4,100           $  1,500
Working Capital                  $ 18,791           $ 41,393           $(22,602)

Cash Flows

                                                 Six months         Six months
                                                   Ended              Ended
                                                September 30,      September 30,
                                                    2009               2008
                                                  --------           --------
Net Cash Used in Operating Activities             $(23,902)          $ (2,317)
Net Cash Provided by Investing Activities         $      0           $      0
Net Cash Provided by Financing Activities         $      0           $ 39,000
Net Increase in Cash During the Period            $(23,902)          $ 36,683

We estimate that we will spend approximately $40,000 on operating expenses over the next 12 months. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

             Estimated Operating Expenses During the Next 12 Months

                      Expense                            Amount
                      -------                            ------
               Legal/Accounting                          $ 7,000
               Marketing                                 $ 9,150
               Software development                      $13,000
               Other operation expenses                  $10,850
               TOTAL                                     $40,000
                                                         -------
               CASH ON HAND, SEPTEMBER 30, 2009          $20,752
                                                         =======

Cash on hand was $20,752 as of September 30, 2009, which is a decrease of $23,902 or 53.5% from our cash on hand of $44,654 at March 31, 2009. Our cash decreased from our previous fiscal year in order to pay for legal fees and accounting associated with our Form S-1, miscellaneous office charges including rent and supplies and filing fees. Accordingly, we will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through a public or private offering(s), equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

The report of our independent registered accounting firm expresses concern about our ability to continue as a going concern based on the absence an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2010. Please see footnote 3 to our financial statements for additional information.

We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses. These funds may be raised through a public or private offering(s), equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Should our original business plan fail, we anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") of Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year ended March 31, 2010. These financial statements should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 2009 and notes thereto contained in the information as part of our Registration Statement on Form S-1 filed with the SEC on June 18, 2009, as amended and supplemented, which was declared effective on October 28, 2009 (File No. 333-160069).

DEVELOPMENT STAGE COMPANY

We are a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. We are still devoting substantially all of our efforts on establishing the business and our planned principal operations have not commenced. All losses accumulated since inception have been considered as part of our exploration stage activities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Due to the limited level of operations, we have not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

FISCAL YEAR END

We have elected March 31 as our fiscal year ending date.

CASH EQUIVALENTS

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3   Pricing   inputs  that  are  generally   observable   inputs  and  not
          corroborated by market data.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accrued expenses and due to stockholder, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009 or 2008.

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists,
(ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

INCOME TAXES

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of
Section 740-10-25.

FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As required by Rule 13a-15/15d-15 under the Exchange Act, as of September 30, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

                         RISKS RELATING TO OUR BUSINESS

WE ARE UNCERTAIN OF OUR ABILITY TO FUNCTION AS A GOING CONCERN, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO OPERATE IN THE FUTURE.

To date, we have completed only the initial stages of our business plan and we can provide no assurance that we will be able to generate a sufficient amount of revenue, if any, from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are apparently unknown. If we cannot continue as a viable entity, you may lose some or all of your investment in our common stock.

AS A COMPANY IN THE EARLY STAGE OF DEVELOPMENT WITH AN UNPROVEN BUSINESS STRATEGY, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT.

We were incorporated on December 27, 2007. Our business is in the development stage and to date we have not earned any revenues. Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Our primary business activities will be focused on the development of our software and website. We may not attain profitable operations and our management may not succeed in realizing our business objectives.

OUR BUSINESS WILL FAIL IF WE ARE UNABLE TO DEVELOP OUR SOFTWARE AND PRODUCTS OR IMPLEMENT OUR BUSINESS PLAN SUCCESSFULLY. The success of our business plan is dependent on the development of our products. We may not be able to develop our software and products successfully or in a timely manner. In addition, the success of our business plan is dependent upon the market acceptance of our software and products. Our business will fail if we cannot successfully implement our business plan, develop our software or successfully market our product and capabilities.

WE EXPECT TO SUFFER LOSSES FOR THE FORESEEABLE FUTURE.

We expect to incur operating losses for the foreseeable future. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our website and our business. We cannot guarantee that we will ever become successful in generating revenues in the future. If we are unable to generate revenues, we will not be able to earn profits or continue operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

IF THE ONLINE MARKET FOR INTERNET SECURITY SOFTWARE CONTRACTS DOES NOT CONTINUE TO DEVELOP, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY SUFFER.

We believe that the online market for instant messaging software is rapidly developing. As is typical for any rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. It is also difficult to predict the market's future growth rate, if any. If the market for Internet security software contracts or does not continue to develop or if our software does not achieve or sustain market acceptance, our results of operations and financial condition could be materially and adversely affected.

WE ARE IN A COMPETITIVE MARKET WHICH COULD IMPACT OUR ABILITY TO GAIN MARKET SHARE WHICH COULD HARM OUR FINANCIAL PERFORMANCE. The market for providers of instant messaging software is intensely competitive. There are a number of companies that offer instant messaging software and programs, including, among others, Microsoft, Google and Yahoo. If our competitors add security features to their software, their software may be perceived by consumers as being superior to ours. If we cannot gain market share for our software, our business and financial performance will be harmed.

WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN OR STAY IN BUSINESS WITHOUT ADDITIONAL FUNDING.

Our ability successfully to develop our software and eventually to generate commissions and to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. We need to raise additional funds in the amount of $25,000 in the immediate future in order to meet our obligations and budgeted expenses over the next twelve months, and eventually establish profitable operations. Such financing may not be forthcoming or on terms that we deem acceptable. As has been widely reported, global and domestic financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including the current weak economic conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly, even more so for smaller companies like ours. If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets and, even if additional financing is available, it may not be available on terms we find favorable. At this time, we have no anticipated sources of additional funding in place. Failure to secured additional funding when needed will have an adverse effect on our ability to meet our obligations and remain in business.

IF OUR ESTIMATES RELATED TO EXPENDITURES ARE ERRONEOUS OR INACCURATE, OUR BUSINESS WILL FAIL AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

Our success is dependent in part upon the accuracy of our management's estimates of expenditures for legal and accounting services, including those we expect to incur as a publicly reporting company, software development, website development advertising and administrative expenses, which management estimates to aggregate a minimum of approximately $40,000 over the next 12 months. If such estimates are erroneous or inaccurate, or we encounter unforeseen expenses and delays, we may not be able to carry out our business plan, which could result in the failure of our business and a loss of your entire investment.

IF WE ARE UNABLE TO IDENTIFY AND RETAIN QUALIFIED PERSONNEL TO DESIGN AND DEVELOP OUR WEBSITE AND SOFTWARE, OUR BUSINESS AND FINANCIAL PERFORMANCE MAY SUFFER.

We will be dependent on yet to be established relationships with third parties for website and software design and development expertise. If we are unable to identify and retain qualified personnel to design and develop our website and software, our business and financial performance may suffer.

RAPID CHANGES IN TECHNOLOGY MAY CAUSE OUR SOFTWARE TO BE OBSOLETE.

The computer software market is characterized by rapid technological change and the frequent introduction of new products and enhancements. While we will strive to maintain timely new developments related to our software, we can offer no assurance that we will be successful. If we are unsuccessful, our software may become or deemed to be obsolete and our business will be harmed.

WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCT AND ONGOING OPERATIONS.

The development of our software and website will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued service of our sole officer, Jaime Brodeth, who is coordinating the creation of our software, and website as well as developing the relationships on which we will rely to implement our business plan. The loss of the services of Mr. Brodeth could negatively impact our ability to develop our website and sell our software, which could adversely affect our financial results and impair our operations.

                       RISKS RELATING TO OUR COMMON STOCK

THERE IS CURRENTLY NO PUBLIC MARKET FOR OUR SECURITIES, AND THERE CAN BE NO ASSURANCE THAT ANY PUBLIC MARKET WILL DEVELOP OR THAT OUR COMMON STOCK WILL BE QUOTED FOR TRADING.

There is no public market for our securities and there can be no assurance that an active trading market for the securities offered herein will develop, or, if developed, be sustained. We intend to identify a market maker to file an application with the Financial Industry Regulatory Authority ("FINRA") to have our common stock quoted on the Over-the-Counter Bulletin Board. We will have to satisfy certain criteria in order for our application to be accepted. We do not currently have a market maker that is willing to participate in this application process, and even if we identify a market maker, there can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the Over-the-Counter Bulletin Board, or, even if quoted, a public market may not materialize.

If our securities are not eligible for initial quotation, or if quoted, are not eligible for continued quotation on the Over-the-Counter Bulletin Board or a public trading market does not develop, purchasers of the shares of common stock may have difficulty selling or be unable to sell their securities should they desire to do so, rendering their shares effectively worthless and resulting in a complete loss of their investment.

BECAUSE WE WILL BE SUBJECT TO "PENNY STOCK" RULES IF OUR SHARES ARE QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH YOU CAN SELL OUR SHARES.

If you purchase shares of our common stock, you may not be able to resell the shares in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder's ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder's risk of losing some or all of his investment.

IF QUOTED, THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH MAY SUBSTANTIALLY INCREASE THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SHARES.

Even if our shares are quoted for trading on the Over-the-Counter Bulletin Board and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

     *    variations in quarterly operating results;

     * our announcements of significant commissions and achievement of milestones;

     *    our relationships with other companies or capital commitments;

     *    additions or departures of key personnel;

     *    sales of common stock or termination of stock transfer restrictions;

     *    changes in financial estimates by securities analysts, if any; and

     *    fluctuations in stock market price and volume.

Your inability to sell your shares during a decline in the price of our stock may increase losses that you may suffer as a result of your investment.

OUR INSIDERS BENEFICIALLY OWN A SIGNIFICANT PORTION OF OUR STOCK, AND ACCORDINGLY, MAY HAVE CONTROL OVER STOCKHOLDER MATTERS, OUR BUSINESS AND MANAGEMENT.

As of January 15, 2010, our officer and directors beneficially owned 1,500,000 shares of our common stock in the aggregate, or approximately 67.57% of our issued and outstanding common stock. As a result, our officer and directors will have significant influence to:

     *    elect or defeat the election of our directors;

     *    amend or prevent amendment of our articles of incorporation or bylaws;

     * effect or prevent a merger, sale of assets or other corporate transaction; and

     * affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors may not be able to effect a change in the Company's business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

In addition, sales of significant amounts of shares held by our officer and directors, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

BECAUSE WE DO NOT INTEND TO PAY ANY DIVIDENDS ON OUR COMMON STOCK, HOLDERS OF OUR COMMON STOCK MUST RELY ON STOCK APPRECIATION FOR ANY RETURN ON THEIR INVESTMENT.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

ADDITIONAL ISSUANCES OF OUR SECURITIES MAY RESULT IN IMMEDIATE DILUTION TO EXISTING SHAREHOLDERS.

We are authorized to issue up to 100,000,000 shares of common stock, $0.001 par value, and 20,000,000 shares of blank check preferred stock, $0.001 par value, of which 2,220,000 shares of common stock and no shares of preferred stock are currently issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common and preferred stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. We may issue shares in connection with financing arrangements or otherwise. Any such issuances will result in immediate dilution to our existing shareholders' interests, which will negatively affect the value of your shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number                                Description
------                                -----------

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-160069) filed on October 14, 2009).

3.2 By-laws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-160069) filed on June 18, 2009).

4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit
         4.1 to our Registration Statement on Form S-1 (File No. 333-160069) filed on June 18, 2009).

10.1 Form of Subscription Agreement related to the 2008 Regulation S private placement (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-160069) filed on June 18, 2009).

10.2     Subscription Agreement for Jaime Brodeth (incorporated by reference to
         Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-160069) filed on June 18, 2009).

10.3 Subscription Agreement for Moses Carlo Supera Paez (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-160069) filed on June 18, 2009).

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002*

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ADVANCED MESSAGING SOLUTIONS INC.
                                         (Registrant)


Dated: January 15, 2010                  /s/ Jaime Brodeth
                                         ---------------------------------------
                                         Jaime Brodeth
                                         President and Director
                                         (Principal Executive Officer,
                                         Principal Accounting Officer and
                                         Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                Description
------                                -----------

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-160069) filed on October 14, 2009).

3.2 By-laws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-160069) filed on June 18, 2009).

4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit
         4.1 to our Registration Statement on Form S-1 (File No. 333-160069) filed on June 18, 2009).

10.1 Form of Subscription Agreement related to the 2008 Regulation S private placement (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-160069) filed on June 18, 2009).

10.2     Subscription Agreement for Jaime Brodeth (incorporated by reference to
         Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-160069) filed on June 18, 2009).

10.3 Subscription Agreement for Moses Carlo Supera Paez (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-160069) filed on June 18, 2009).

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002*

----------
* Filed herewith