Form 10-Q
period 2009-12-31
Advanced Messaging Solutions Inc.
filed 2010-02-12
CIK 1465509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 2009

                                       or

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

2,220,000 common shares issued and outstanding as of February 12, 2010.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by Advanced Messaging Solutions Inc. ("we," "us," "our," or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our Company as of December 31, 2009, and our results of operations, and our cash flows for the nine month period ended December 31, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year March 31, 2010. The accompanying financial statements should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 2009 and the notes thereto filed as a part of our Registration Statement on Form S-1 filed with the SEC on June 18, 2009, as amended and supplemented, which was declared effective on October 28, 2009 (File No. 333-160069).

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                           December 31,        March 31,
                                                                              2009               2009
                                                                            --------           --------
                                                                           (Unaudited)
ASSETS

Current assets
  Cash                                                                      $ 20,961           $ 44,654
  Prepaid expenses                                                                39                839
                                                                            --------           --------

Total assets                                                                $ 21,000           $ 45,493
                                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accrued expenses                                                          $  4,750           $  4,000
  Due to stockholder                                                             100                100
                                                                            --------           --------

      Total current liabilities                                                4,850              4,100
                                                                            --------           --------
Stockholders' equity
  Preferred stock: $0.001 par value; 20,000,000 shares authorized;
   no shares issued or outstanding                                                --                 --
  Common stock: $0.001 par value; 100,000,000 shares authorized;
   2,220,000 shares issued and outstanding                                     2,220              2,220
  Additional paid-in capital                                                  48,780             48,780
  Deficit accumulated during the development stage                           (34,850)            (9,607)
                                                                            --------           --------

Total stockholders' equity                                                    16,150             41,393
                                                                            --------           --------

Total liabilities and stockholders' equity                                  $ 21,000           $ 45,493
                                                                            ========           ========


                 See accompanying notes to financial statements

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            For the period from
                                                                             December 27, 2007
                                      Nine Months          Nine Months          (Inception)
                                        Ended                Ended                through
                                      December 31,         December 31,         December 31,
                                         2009                 2008                 2009
                                      ----------           ----------           ----------
REVENUE                               $       --           $       --           $       --
                                      ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                       20,361                   --               27,361
  General and administrative               4,882                  446                7,489
                                      ----------           ----------           ----------

Loss before income taxes                 (25,243)                (446)             (34,850)

Provision for income taxes                    --                   --                   --
                                      ----------           ----------           ----------

Net loss                              $  (25,243)          $     (446)          $  (34,850)
                                      ==========           ==========           ==========

Net loss per common share -
 basic and diluted                    $    (0.01)          $    (0.00)          $    (0.02)
                                      ==========           ==========           ==========
Weighted average number of
 common shares outstanding -
 basic and diluted                     2,220,000            1,505,236            1,859,510
                                      ==========           ==========           ==========


                 See accompanying notes to financial statements

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months          Three Months
                                               Ended                 Ended
                                             December 31,          December 31,
                                                2009                  2008
                                             ----------            ----------
REVENUE                                      $       --            $       --
                                             ----------            ----------
OPERATING EXPENSES
  Professional fees                                 249                    --
  General and administrative                      2,392                   429
                                             ----------            ----------

Loss before income taxes                         (2,641)                 (429)

Provision for income taxes                           --                    --
                                             ----------            ----------

Net loss                                     $   (2,641)           $     (429)
                                             ==========            ==========

Net loss per common share -
 basic and diluted                           $    (0.00)           $    (0.00)
                                             ==========            ==========
Weighted average number of
 common shares outstanding -
 basic and diluted                            2,220,000             1,515,652
                                             ==========            ==========


                 See accompanying notes to financial statements

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
  For the period from December 27, 2007 (Inception) through September 30, 2009
                                   (Unaudited)

                                                                              Deficit
                                                                            Accumulated
                                         Common Stock          Additional    During the       Total
                                     ---------------------      Paid in     Development    Stockholders'
                                     Shares         Amount      Capital        Stage          Equity
                                     ------         ------      -------        -----          ------
December 27, 2007 (Inception)       1,500,000      $ 1,500     $ 13,500      $      --       $ 15,000

Net income                                                                          --             --
                                   ----------      -------     --------      ---------       --------

Balance, March 31, 2008             1,500,000        1,500       13,500             --         15,000

Shares issued at $0.05 from
 September 16, 2008 to
 December 29, 2008                    720,000          720       35,280             --         36,000

Net loss                                                                        (9,607)        (9,607)
                                   ----------      -------     --------      ---------       --------

Balance, March 31, 2009             2,220,000        2,220       48,780         (9,607)        41,393

Net loss                                                                       (25,243)       (25,243)
                                   ----------      -------     --------      ---------       --------

Balance, September 30, 2009         2,220,000      $ 2,220     $ 48,780      $ (34,850)      $ 16,150
                                   ==========      =======     ========      =========       ========


                 See accompanying notes to financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the period from
                                                                                         December 27, 2007
                                                      Nine Months        Nine Months        (Inception)
                                                        Ended              Ended              through
                                                      December 31,       December 31,       December 31,
                                                         2009               2008               2009
                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(25,243)          $   (446)          $(34,850)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Changes in operating assets and liabilities
    Prepaid expenses                                        800             (2,000)               (39)
    Accrued liabilities                                     750                 --              4,750
                                                       --------           --------           --------

Net cash used in operating activities                   (23,693)            (2,446)           (30,139)
                                                       --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in due to stockholder                             --                100                100
  Proceeds from issuance of common stock                     --             51,000             51,000
                                                       --------           --------           --------

Cash provided by financing activities                        --             51,100             51,100
                                                       --------           --------           --------

Net change in cash                                      (23,693)            48,654             20,961

                                                       --------           --------           --------
Cash, beginning of the period                            44,654                 --                 --
                                                       --------           --------           --------

Cash, end of the period                                $ 20,961           $ 48,654           $ 20,961
                                                       ========           ========           ========


                 See accompanying notes to financial statements

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)
                           December 31, 2009 and 2008
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accrued expenses and due to stockholder, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009 or 2008.

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2009 or 2008.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 "EQUITY TOPIC 505 - ACCOUNTING FOR DISTRIBUTIONS TO SHAREHOLDERS WITH COMPONENTS OF STOCK AND CASH", which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share ("EPS")). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 "CONSOLIDATION TOPIC 810 - ACCOUNTING AND REPORTING FOR DECREASES IN OWNERSHIP OF A SUBSIDIARY - A SCOPE CLARIFICATION", which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

     1.   A  subsidiary  or group of  assets  that is a  business  or  nonprofit activity
     2. A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
     3. An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

     1. Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
     2. Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $34,850 at December 31, 2009, a net loss from operations of $25,243 and net cash used in operations of $23,693 for the interim period ended December 31, 2009 and 2008, respectively.

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

NOTE 5 - INCOME TAXES

At December 31, 2009, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $34,850 that may be offset against future taxable income through 2029. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $11,850, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $11,850.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $8,582 for the period ended December 31, 2009.

NOTE 6 - SUBSEQUENT EVENTS

Management performed an evaluation of the Company's activity that occurred after the balance sheet through January 29, 2010, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there are no reportable subsequent events to be disclosed.

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

GENERAL OVERVIEW

We were incorporated in the state of Nevada on December 27, 2007. Our offices are currently located at 2377 Gold Meadow Way, Suite 100, Gold River, CA 95670. Our telephone number is (916) 526-2662. Our website, www.advancedmessagingsolutions.com , is currently under construction.

We are a development stage company that has not generated any revenue and has had limited operations to date.

From December 27, 2007 (inception) to September 30, 2009, we have incurred accumulated net losses of $34,850. As of December 31, 2009, we had total assets of 21,000 and total liabilities of $4,850. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008

                                                     Three Months Ended
                                                        December 31,
                                                 2009                   2008
                                               -------                -------

     Revenue                                   $     0                $     0
     Expenses                                  $ 1,642                $   429
     Net (Loss)                                $ 1,642                $   429

EXPENSES

Our total expenses for the three month periods ended December 31, 2009 and December 31, 2008 are outlined in the table below:

                                                     Three Months Ended
                                                        December 31,
                                                 2009                   2008
                                               -------                -------

     General and administrative                $ 2,392                $   429
     Professional fees                         $  (750)               $     0

Expenses for the three months ended December 31, 2009, increased by $1,213 as compared to the comparative period in 2008 primarily as a result of an overall increase in activity by the Company including filing fees associated with being a reporting issuer and office rent and supplies.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31 2008

                                                     Nine Months Ended
                                                        December 31,
                                                 2009                   2008
                                               -------                -------

     General and administrative                $ 4,882                $   446
     Professional fees                         $20,361                $     0

Expenses for the nine months ended December 31, 2009, increased by $24,797 as compared to the comparative period in 2008 primarily as a result of an overall increase in activity by the Company including the legal and accounting fees related to the preparation of our Form S-1, filing fees associated with being a reporting issuer and office rent and supplies.

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
                                   At                At
                               December 31,       March 31,         Increase/
                                  2009              2009           (Decrease)
                                --------          --------         ----------

Current Assets                  $ 21,000          $ 45,493          $(24,493)
Current Liabilities             $  4,850          $  4,100          $    850
Working Capital                 $ 16,150          $ 41,393          $(25,243)

CASH FLOWS
                                                 Nine months       Nine months
                                                   Ended             Ended
                                                 December 31,      December 31,
                                                    2009               2008
                                                  --------          --------

Net Cash Used in Operating Activities             $(23,693)         $ (2,446)
Net Cash Provided by Investing Activities         $      0          $      0
Net Cash Provided by Financing Activities         $      0          $ 51,100
Net Increase in Cash During the Period            $(23,693)         $ 48,654

We estimate that we will spend approximately $40,000 on operating expenses over the next 12 months. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

             Estimated Operating Expenses During the Next 12 Months

                      Expense                            Amount
                      -------                            ------

               Legal/Accounting                          $ 7,000
               Marketing                                 $ 9,150
               Software development                      $13,000
               Other operation expenses                  $10,850
                                                         -------
               TOTAL                                     $40,000
                                                         -------
               CASH ON HAND, DECEMBER 31, 2009           $20,961
                                                         =======


Cash on hand was $20,961 as of December 31, 2009, which is a decrease of $23,963 or 53.6% from our cash on hand of $44,654 at March 31, 2009. Our cash decreased from our previous fiscal year in order to pay for legal fees and accounting associated with our Form S-1, miscellaneous office charges including rent and supplies and filing fees. Accordingly, we will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through a public or private offering(s), equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accrued expenses and due to stockholder, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009 or 2008.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2009 or 2008.

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

As required by Rule 13a-15/15d-15 under the Exchange Act, as of December 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                         ADVANCED MESSAGING SOLUTIONS INC.
                                         (Registrant)


Dated: February 12, 2010                 /s/ Jaime Brodeth
                                         ---------------------------------------
                                         Jaime Brodeth
                                         President and Director
                                         (Principal Executive Officer,
                                         Principal Accounting Officer and
                                         Principal Financial Officer)

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