Form 10-K
period 2010-03-31
Advanced Messaging Solutions Inc.
filed 2010-06-29
CIK 1465509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 333-160069

                        ADVANCED MESSAGING SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                98-0561888
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2377 Gold Meadow Way, Suite 100, Gold River, CA                    95670
   (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code (916) 526-2662

              Securities registered under Section 12(b) of the Act:

      None                                                 N/A
Title of each class                    Name of each exchange on which registered

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 28, 2010 was approximately $36,000 based upon 720,000 shares held by non-affiliates and a closing market price of $0.05 per share on September 30, 2009.

As of June 29, 2010, there were 2,200,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

                              AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
             PART I
ITEM 1.      Business                                                          4
ITEM 1A      Risk Factors                                                     11
ITEM 2.      Properties                                                       15
ITEM 3.      Legal Proceedings                                                15
ITEM 4.      Submission of Matters to a Vote of Security Holders              15

             PART II
ITEM 5.      Market for the Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                16
ITEM 6.      Selected Financial Data                                          16
ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        17
ITEM 8.      Financial Statements and Supplementary Data                      21
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         33
ITEM 9A.     Controls and Procedures                                          33
ITEM 9B.     Other Information                                                34

             PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance           35
ITEM 11.     Executive Compensation                                           36
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  38
ITEM 13.     Certain Relationships and Related Transactions, and Director
             Independence                                                     39
ITEM 14.     Principal Accountant Fees and Services                           39

             PART IV
ITEM 15.     Exhibits Financial Statement Schedules                           39
             Signatures                                                       40

                                     PART I

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

     * the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;
     * risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
     * risks related to the failure to successfully manage or achieve growth of a new business opportunity; and
     *    other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we," "us," "our" and "Advanced Messaging" mean Advanced Messaging Solutions Inc., unless otherwise indicated.

ITEM 1. BUSINESS

GENERAL

We were incorporated in the state of Nevada on December 27, 2007. Our offices are currently located at 2377 Gold Meadow Way, Suite 100, Gold River, CA 95670. Our telephone number is (916) 526-2662. Our website, www.advancedmessagingsolutions.com , is currently under construction and the information that is or will be contained on our website does not form a part of this filing.

We intend to develop and market secure instant messaging software for desktop computer users. Our products will be targeted towards instant messaging and file sharing using an encrypted transmission format.

We intend to use an e-commerce approach where customers will be able to download our products from our web site. Marketing and customer service will be driven through the web site where we plan to offer live online support Monday to Friday 7:00 am to 5:00 pm Pacific Time for customers around the world.

MARKET OPPORTUNITY

Statistics reported by www.internetworldstats.com (available at http://www.internetworldstats.com/emarketing.htm) indicate that there were over
1.6 billion Internet users as of June 2009 with a global penetration rate of 24.7%. People communicate over the Internet using text messages including sending attachments and file transfers to and from web sites. The information transmitted in text messages includes personal, corporate, governmental and financial information and often times includes sensitive, private or confidential material.

A report published by the De Groot School of Business (available at

http://www.innovations-report.com/html/reports/information_technology/
report-78033.html) indicates worldwide users send over one trillion text messages each year. When the information is sent in a text message or file transfer that is not encrypted, it can easily be read by those who hack into data communication networks.

Our business was founded on the premise that very few text messaging and file transfer programs are done in a secure format with encryption that prevents others from reading their messages. We believe that the lack of message security constitutes a market segment that is at risk of information piracy.

OUR PRODUCTS AND SERVICES

We can offer no assurance that we will be successful in developing the hosted service, client software, or the enterprise messaging product, or that these products will be marketable if developed. Any number of factors may impact our ability to develop our products, including our ability to obtain financing if and when necessary; the availability of skilled personnel; market acceptance of our products, if they are developed; and our ability to gain market share. Our business will fail if we cannot successfully implement our business plan, develop our products or successfully market our products and capabilities. Please see "RISK FACTORS" at page 3 for additional information.

HOSTED SERVICE

Our initial product will be an Internet, subscription based encrypted instant messaging service where we will host server-side software and the end-user will purchase a monthly subscription from us. The end-user will download a program (the "client software") from our web site that will be installed on a Microsoft Windows-powered personal computer. Our plan contemplates the creation of user software with characteristics and features similar to existing popular instant messaging software (such as MSN Messenger). It will communicate with our hosted server for authentication and supply the server with presence (or information as to where and how to contact the client, such as an Internet Protocol ("IP") address) and status (whether the server is available, busy, etc.). The client software will also download the list of contacts for the user and their status from our hosted server. The user's contacts will include individuals who are also registered with our service and have downloaded the user software. Similar to existing instant messaging services, users of our product will only be able to chat with individuals who are also users of our product.

The hosted service on the server-side of the software that takes care of the authentication and stores customer information will be located in a data center (where we will host our servers) that will be identified by Management. To acquire the client software product, an Internet user will go to our web site and select the `Registration' icon. The Internet user will be prompted to sign up as a subscriber and facilitate the creation of a unique user name and password. Once registered, the user will be able to download the software immediately. Financial transaction processing will be handled by PayPal and integrated into our website's check out/shopping cart feature.

The client software will be compatible with any operating system using Microsoft XP or newer operating systems. The user will be able to install the software by double clicking on the "downloaded program" icon. An installation program will guide the user through easy-to-use installation steps. Once the program is installed, the user will be able to launch the program in a similar fashion to launching any Microsoft windows-based application. When launched, the program will ask the user to log in using an assigned user name (which will be the customer's email address) and password. If the user name is not correct, the program will display a warning message and will ask the user to re-enter information. If the user enters the wrong information three consecutive times,
(s)he will be prompted to contact us. If the username is correct but the password is not, a warning message will be displayed and the user will be presented with a standard utility to recover password. Typically, this is a request to send the password to the user's email address.

When the username and password are entered correctly, the software will launch an application interface that shows the user's contacts and status (online, busy, away or not signed in). The user will then be able to double click on a contact's name from the list of their contacts and initiate a conversation. If
(s)he chooses to do so, a new window will appear with a section where the user can write in instant messages and another section which displays the two-way conversation. An "Attach" icon will be displayed on the window which will permit the user to attach files to the conversation and a "Send" button will permit the customer to transmit the attachment together with text to the contact with whom they are corresponding.

ENTERPRISE MESSAGING PRODUCT

We anticipate that our second product will be an enterprise messaging product that will reside on a customized server assembled by our staff and shipped directly to the customer. This version of the software will be customized so as to be able to fit seamlessly onto any network. We will program this software onto servers that we purchase on behalf of clients (or our clients will provide their own servers). The benefits of the enterprise messaging product is that it will be much more scalable then the downloaded version and it will be designed for 50+ users. We believe that the server installation will result in minimal disturbance to the customer. Customers will immediately enjoy the benefits of being able to communicate by instant messaging and file transfers in a secure environment. By connecting our customized server to the organization's network, the customer will be able to quickly and efficiently bring the secure communications program online for all registered members of the network.

LICENSING

The licensing of the products will be available as either a basic license agreement (which will allow the software to be run on one personal computer) for the downloaded client software or as an organization license agreement. The organization license agreement will be customized to suit the needs of the organization and will be based on the number of users. Every authorized user will be able to use secure messaging and have an unlimited number of file transfers.

All customers will be required to pay an annual maintenance fee, which will vary for personal and enterprise users. Annual fees for personal users will start at $9.95. Annual fees for enterprise users will start at $795. The fees will enable the customer to receive technical support Monday to Friday 7:00 am to 5:00 pm Pacific Time via instant messaging, online support and email. Additionally, customers will receive software patches and system upgrades at no extra charge, so long as they continue to pay their annual fees.

PRODUCT DEVELOPMENT

We will initially focus on developing the downloadable client software, and upon completion of that software, we will focus on developing the enterprise messaging product. Both software programs will include several common areas such as the overall architecture that includes the software encryption, the authentication process and the use of a subscriber database. Both software programs will use our proprietary Messaging and Presence Server code in their programs. The Messaging and Presence Server keeps track of all users and their statuses (online, offline, busy, etc.). It also keeps track of their location on the Internet to be able to properly direct messaging traffic. A MySQL(R) open source database will be used to store client information. MySQL(R) databases are widely used open source databases which we deem best suited for our business because of their scalability and the availability of programmers who are skilled with their functions. We intend to implement a privacy policy with respect to the personal information we collect from our customers.

Our software development will be handled by an outside contractor and will be closely supervised by our management. We have selected a software development contractor to develop the client software (which will include secure instant messaging and file transfer programs) and we have begun full development of our software. The level of funding that we receive will determine the extent of our product development and marketing activities. To date, we have raised a total of $51,000 from the sale of equity, which Management believes will be adequate for the next 12 months of our operations, and to develop the client software product. Based on our projected budget, we have received to date our projected average level of financing which will permit us to develop the downloadable client software product and the enterprise version as well. If we receive an additional $10,000, to reach our projected maximum level of funding (which we estimate to be $60,000), we will budget for greater expenditures on marketing and sales.

Our development benchmarks include:

* SELECTION OF SOFTWARE DEVELOPMENT CONTRACTOR: We have selected a software development contractor to develop the client software (which will include secure instant messaging and file transfer programs) and have commenced the full development of our software.

* SPECIFICATIONS AND HIGH-LEVEL DESIGN: We expect to complete the high-level design specifications for the client software in approximately two months after the selection of a software contractor. The process will include the overall design of the software products including client side and server side, flow chart schematics, and human interfaces (GUI Graphical User Interface, which is where the users input their requirements). This process will be interactive between our management and the software development contractor.

* SELECTION OF A SERVER LEASING AND HOSTING COMPANY: We plan to evaluate several server leasing and hosting companies to host our servers. The server leasing and hosting provider must be located in a reputable data center that includes daily backup and recovery systems in case of a server failure within a 24 hour period and must provide cost efficient services within a budget of $200 per month. We intend to lease two servers: one low end server to be used for development and one high end server to be used to deploy the client messaging software and web site. We believe that we will require the development server in month two and the deployment server in month five.

* MESSAGING AND PRESENCE SERVER: The messaging and the presence server constitutes the heart of the products. It keeps track of all users and their statuses (online, offline, busy, etc.). It also keeps track of their locations on the Internet to be able to properly direct messaging traffic. A MySQL(R) open source database will be used to store client information. We expect that this task will take approximately two months.

* CLIENT-SIDE SOFTWARE DEVELOPMENT: We plan to run a Windows-based software platform which will likely be written in Visual Basic or Visual C++, both are Microsoft Windows software development languages. This software will be downloaded by customers who register for the client software from our web site and will be used to communicate with others using our service. We expect that developing the client software will take approximately four months.

* ADMINISTRATIVE PORTAL DEVELOPMENT: The administrative portal will enable us to review the number of sales made and respective details by group including the corporate clients that order the server software and individual customers who download software from our web site. The administrative portal will also enable us to refund a customer, extend the number of days for a subscriber, track the number of times a customer may download a product and to suspend a subscription. It will also include a range of management reporting functions. We expect that this portal will take approximately one month to develop.

* GENERAL PORTAL DEVELOPMENT: The general portal will be our website www.advancedmessagingsolutions.com. It will include the online store where customers can learn about the products and services that we will offer, a customer portal, where customers will be able to log in to check their accounts and obtain software updates, the shopping cart/payment module, information about our company, instructions on how to download products and pricing, and a frequently asked questions page for customers. We expect that this portal will take approximately one month to complete.

* SHOPPING CART / PAYMENT MODULE DEVELOPMENT: We plan to use the internationally recognized PayPal.com system, http://www.paypal.com/ for all financial transactions. PayPal is a credit card merchant and a financial services company that accepts and clears all customer credit card payments on behalf of participating merchants, such as our company. We expect that the shopping cart/payment module will take approximately two weeks to complete.

We will deploy a Beta version of our product and have full versions of the software products available between months nine and 12 after the date of this prospectus. We expect to retain the service of the web development contractor on an ongoing part time basis for three years.

Our management will supervise the development process to ensure that benchmarks are completed and that there is quality control. All intellectual property rights will remain with Advanced Messaging Solutions Inc. We plan to protect our intellectual property by using a variety of means, including non-disclosure agreements, which we will have executed by all parties involved in the development of our business.

MARKETING

GOOGLE ADWORDS

We intend to commence our marketing efforts upon the development of our downloadable client software. Our marketing strategy will focus on using one of the top-ranked Internet search engines, Google, to drive traffic to our own web site. We plan to take advantage of the well established Google Adwords marketing program http://www.google.ca/intl/en/ads/ that combines the placement of online ads on the search result pages of Internet users. Google uses an advertising methodology referred to as cost-per-click ("CPC") in its Adwords program. Using this strategy will allow us to design our own ads, select target locations such as a city or state and use keywords in our ads. A keyword is a word that is used by an Internet user who is performing an online search to find out information on a specific topic.

Our primary target market is focused on Internet users who already send text messages and use the Internet for file transfers. With CPC advertising, we only pay for the number of actual clicks on our advertisement. Each time someone clicks on our Google ad they will be redirected to our web site. A CPC-based advertising strategy is cost effective because an advertiser only pays for the leads they receive. The CPC marketing campaign is an integral part of our long term strategy. Between months 12 and 24 after the date of this prospectus we will begin to examine other marketing tactics such as participating in trade shows and industry conferences.

Our marketing campaign will monitor daily statistics and track favorite topics in order to quickly get in synch with our Internet audience. This is a significant part of our branding strategy.

OPTIMIZING OUR WEBSITE

We plan to work with the web site development contractor to develop a series of meta-tags for each of the pages of the web site. Meta-tags are keywords that are added to a web page to make it easier to find that specific web page by search engines, web browser software and other applications. The information is not intended to be seen by the casual Internet user. Search engines like Google and Yahoo are designed to seek out these keywords when someone is doing an Internet search for a specific topic. By including meta-tags such as "encryption of text messages", "file transfer encryption", "secure instant messaging" and "secure file transfer", we will be able to help drive more traffic to our web site.

As our business begins to gain subscribers and become known in the industry we plan to conduct our own online survey questionnaires from the home page of our web site.

REVENUE

Our plan calls for revenue to come from the sale of our secure instant messaging file transfer software products downloaded from our web site and from the sale of the corporate / organization wide version loaded onto a dedicated web server and shipped directly to customers.

OUR HOSTED SERVICE WILL COST:

Personal Use version                   $ 9.95 annually for one user
Home Office version                    $14.95 annually for 2 - 3 users
Small Business version                 $29.95 annually for 1 - 10 users
                                       $39.95 annually for 11 - 25 users

                                       Custom Pricing for 25 + users

OUR ENTERPRISE SOFTWARE WILL COST:

                                       $2,495.00 for 50 - 100 users (including
                                       the cost of the server)

                                       $2,995.00 for 101 to 200 users (including the cost of the server)

                                       $3,495.00 for 200 - 300 users (including the cost of the server)

                                       $4,995.00 unlimited # of users (including the cost of the server)

Enterprise Annual Maintenance Fees will start at $795.00 for 50 to 100 users and will increase depending on the number of users within the organization. Custom pricing will be developed for large organizations.

By offering a tiered pricing schedule we hope to be able to attract a large client base of individual and small business owners who cannot afford to have their security compromised.

This sales strategy is designed to gain a large number of subscribers in a short period of time that will provide us with the cash flow we will need in order to consider expanding our product lines in the years ahead.

We intend to achieve direct sales from our Google Adwords and our own web site marketing campaigns that will commence during the first twelve months after the date of this prospectus and continue each month thereafter.

COMPETITION

There are several other companies that offer a secure instant messenger product.

MICROSOFT

We believe that Microsoft Messenger ("MSN Messenger") is the current product of choice for instant messaging. This is a free service and only requires the user to sign up for a free Hotmail.com email address to join. If Microsoft includes security features on MSN Messenger in the future, it could have a significant adverse effect on our business.

YAHOO

The Yahoo.com web site includes a number of different Internet properties and according to MarketingCharts.com (http://www.marketingcharts.com/interactive/ top-10-portal-frontpages-april-2009-9076/) holds the number one ranking for the most visited web site as of April 2009, with 60.73% market share of visits. Management believes that the Yahoo Messenger service was developed as competition for MSN's Messenger service. Available directly from the Yahoo.com main web page, Yahoo Messenger has garnered a significant following. Management believes that if Yahoo decides to add security features to their product, it could have a significant adverse effect on our business.

OFF-THE-RECORD MESSAGING

Off-the-Record Messaging (http://www.cypherpunks.ca/otr/) allows the Internet user to have private conversations over instant messaging by providing encryption, authentication, deniability and locked out history.

STANDARD NETWORKS

Standard Networks (http://www.stdnet.com/moveitdmz/securemessaging.htm) offers a licensed product called MOVEit DMZ that permits an unlimited number of users to create, exchange and store an unlimited number of messages and attachments. The MOVEit products first came to market in 2001 and have been evolving since then.

FACE TIME - IM AUDITOR

FACE TIME

(http://www.facetime.com/productservices/imauditor.aspx?adwords_security_
im&gclid=CNn_gMPmlo8CFVB1OAodxCPHfg) provides an IM Auditor product to help technology staff control and protect the privacy of instant messaging within a private network. A private network is one that is self-contained within an organization and can include remote access using secure login procedures. The IM Auditor is designed to preserve the integrity of text messages within the system. According to company reports, IM Auditor deals with both inbound and outbound security threats that can result in security breaches, productivity loss and information leakage.

BITWISE IM

Bitwise IM (http://www.bitwiseim.com/) offers encryption products that cross over various communication platforms. Three products range from the personal use to BitWise IM Plus edition to BitWise IM Professional for the corporate market. The company claims to provide encryption for text messages, file transfers, whiteboards, voice messages and other functions.

OUR ADVANTAGE

The companies described above are only a select portion of the many companies that are already active in the instant messaging marketplace with a variety of products and services. There is no one standard way of encrypting text messages or file transfers. Privacy and security issues have recently been getting high profile media attention. Efforts to combat spam, phishing and theft identity appear almost daily which will help keep the topic of privacy and security in front of potential customers. We believe that (a) this high level of media coverage will indirectly help our own marketing efforts, and (b) that our products offer unique solutions for enterprises and business, which are not replicated by any of our competitors.

ACTIVITIES TO DATE

We have begun the development of our non-functional information-only website and have commenced planning for the development of our software. We have also identified a developer and management is working with them to design our database. We expect to have our non-functional information-only website operational by the end of October 2009. We have begun the full development of our software. We will commence our marketing efforts upon the development of our downloadable client software. Further, we have researched the market for computer servers and a web hosting service, and we have identified office space that we deem adequate, although no formal written agreements have been entered into.

We can offer no assurance that we will be successful in developing the hosted service, client software, or the enterprise messaging product, or that these products will be marketable if developed. Any number of factors may impact our ability to develop our products, including our ability to obtain financing if and when necessary; the availability of skilled personnel; market acceptance of our products, if they are developed; and our ability to gain market share. Our business will fail if we cannot successfully implement our business plan, develop our products or successfully market our products and capabilities. Please see "RISK FACTORS" at page 3 for additional information.

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

We believe there are no constraints on the sources or availability of products and supplies related to our development of our website and Internet-based business.

PATENTS, TRADEMARKS, LICENSES, FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS We intend to protect our website with copyright and trade secrecy laws. Beyond our trade name, we do not hold any other intellectual property.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATION

We do not believe that government regulation will have a material impact on the way we conduct our business.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not incurred any research and development costs to date. We have plans to undertake certain research and development activities during the first 12 months after the date of this prospectus related to the development of our website.

EMPLOYEES

We have commenced only limited operations, and therefore currently have no employees other than our executive officer, who spends approximately 30 hours per week on our business. We will consider retaining full-time management and administrative support personnel as our business and operations increase.

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected, and in the future could materially affect, actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

The securities offered hereby involve a substantial risk of loss. Prospective investors should carefully consider the risks and uncertainties described below before making an investment in our securities. The risks and uncertainties described below are those which management currently believes may significantly affect us.

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

WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN OR STAY IN BUSINESS WITHOUT ADDITIONAL FUNDING.

Our ability successfully to develop our software and eventually to generate commissions and to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. Although we have adequate capital on hand to fund our minimum projected operations for the twelve-month period after the date of this prospectus, we will require additional financing through the issuance of debt and/or equity in order to hire additional personnel as needed and eventually establish profitable operations. Such financing may not be forthcoming or on terms that we deem acceptable. We will require additional funds of approximately $10,000 in order to adequately fund our expanded development and marketing and sales budget. As has been widely reported, global and domestic financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including the current weak economic conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly, even more so for smaller companies like ours. If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets and, even if additional financing is available, it may not be available on terms we find favorable. At this time, we have no anticipated sources of additional funding in place. Failure to secured additional funding when needed will have an adverse effect on our ability to meet our obligations and remain in business.

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

There is no public market for our securities and there can be no assurance that an active trading market for the securities offered herein will develop after this offering by the selling stockholders, or, if developed, be sustained. After the effective date of the registration statement of which this prospectus is a part, we intend to identify a market maker to file an application with the Financial Industry Regulatory Authority ("FINRA") to have our common stock quoted on the Over-the-Counter Bulletin Board. We will have to satisfy certain criteria in order for our application to be accepted. We do not currently have a market maker that is willing to participate in this application process, and even if we identify a market maker, there can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the Over-the-Counter Bulletin Board, or, even if quoted, a public market may not materialize.

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

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH YOU CAN SELL THE SHARES OFFERED BY THIS PROSPECTUS.

If you purchase shares of our common stock sold pursuant to this offering, you may not be able to resell the shares in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder's ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder's risk of losing some or all of his investment.

IF QUOTED, THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH MAY SUBSTANTIALLY INCREASE THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SHARES.

Even if our shares are quoted for trading on the Over-the-Counter Bulletin Board following this offering and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

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

As of October 1, 2009, our officer and directors beneficially owned 1,500,000 shares of our common stock in the aggregate, or approximately 67.57% of our issued and outstanding common stock. As a result, our officer and directors will have significant influence to:

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

WE ARBITRARILY DETERMINED THE PRICE OF THE SHARES OF OUR COMMON STOCK TO BE RESOLD BY THE SELLING STOCKHOLDERS PURSUANT TO THIS PROSPECTUS, AND SUCH PRICE MAY NOT REFLECT THE ACTUAL MARKET PRICE FOR THE SECURITIES.

The initial offering price of $0.05 per share of common stock offered by the selling stockholders pursuant to this prospectus was determined by us arbitrarily. The price is not based on our financial condition or prospects, market prices of similar securities of comparable publicly traded companies, certain financial and operating information of companies engaged in similar activities to ours, or general conditions of the securities market. The price may not be indicative of the market price, if any, for our common stock in the trading market after this offering. The market price of the securities offered herein, if any, may decline below the initial public offering price. The stock market has experienced extreme price and volume fluctuations. In the past, securities class action litigation has often been instituted against various companies following periods of volatility in the market price of their securities. If instituted against us, regardless of the outcome, such litigation would result in substantial costs and a diversion of management's attention and resources, which would increase our operating expenses and affect our financial condition and business operations.

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

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

We do not own interests in any real property. We currently rent office space at a business center located at Suite 100, 2377 Gold Meadow Way, Gold River, CA 95670. We believe this space is sufficient for our purposes and will be sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2010.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol "ADMS" On March 31, 2010, the closing price for our Common Stock as reported on the OTCBB was unavailable as our Common Stock has not traded.

The high and the low bid prices for our Common Stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended March 31, 2010 (no quotes are available for the previous fiscal year as our stock has not traded ):

                     For the Fiscal Year Ended July 31, 2009

          For the Quarter ended              High           Low
          ---------------------              ----           ---
          October 31                          N/A           N/A
          January 31                          N/A           N/A
          April 30                            N/A           N/A
          July 31                             N/A           N/A

HOLDERS OF OUR COMMON STOCK

On June 29, 2010, the shareholders' list of our common stock showed 38 registered shareholder and 2,220,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2010, we had not adopted an equity compensation plan and had not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2010 we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended March 31, 2010, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

BASIS OF PRESENTATION

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, and accounts payable, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010 or 2009.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2010 or 2009.

CASH FLOWS REPORTING

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will disclose the date through which subsequent events have been evaluated and that date is the date when the financial statements were issued.

OFF BALANCE SHEET TRANSACTIONS

We have had no off balance sheet transactions.

SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment for the next twelve months.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from December 27, 2007 (date of inception), through March 31, 2010.

EXPENSES

Our expenses for the twelve month periods ended March 31, 2010 and 2009, were $32,722 and $9,607, respectively. During the period from December 27, 2007 (date of inception), through March 31, 2010, we incurred expenses of $42,329. These expenses were comprised primarily of professional fees and general and administrative expenses.

NET INCOME (LOSS)

Our net loss for the twelve-month periods ended March 31, 2010, and 2009, were $32,722 and $9,607, respectively. During the period from December 27, 2007 (date of inception), through March 31, 2010, we incurred a net loss of $42,329. This loss consisted of professional fees and general and administrative expenses. Since inception, we have sold 2,220,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2010, reflects assets of $20,371 in the form of cash and prepaid expenses. Since inception, we have sold 2,220,000 shares of common stock with gross proceeds of $51,000. Cash resources provided from our capital formation activities have, from inception, been sufficient to provide the working capital necessary to operate our Company.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. We require additional capital, and we may have to issue debt or equity or enter into a strategic arrangement with a third party to obtain such capital. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of Advanced Messaging Solutions Inc.. In the past, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital unless we locate a prospective new business opportunity through which we can pursue a new plan of operation. If we are unable to secure adequate capital to implement our current business plan or to continue our acquisition efforts of a new business opportunity, our business may fail and our stockholders may lose some or all of their investment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             MARCH 31, 2010 AND 2009
                          INDEX TO FINANCIAL STATEMENTS

Contents                                                                   Pages
--------                                                                   -----

Report of Independent Registered Accounting Firm.........................   22

Balance Sheets as of March 31, 2010 and 2009.............................   23

Statements of Operations for the fiscal years ended March 31, 2010 and
2009 and for the period from December 27, 2007 (inception) through
March 31, 2010...........................................................   24

Statement of Stockholders' Equity for the period from December 27, 2007
(inception) through March 31, 2010.......................................   25

Statements of Cash Flows for the fiscal years ended March 31, 2010 and
2009 and for the period from December 27, 2007 (inception) through
March 31, 2010...........................................................   26

Notes to the Financial Statements........................................   27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Advanced Messaging Solutions Inc.
(A development stage company)
Gold River, California

We have audited the accompanying balance sheets of Advanced Messaging Solutions Inc. (a development stage company) as of March 31, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended March 31, 2010 and 2009, and for the period from December 27, 2007 (inception) through March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Messaging Solutions Inc. as of March 31, 2010 and 2009 and the results of its operations and its cash flows for the fiscal years ended March 31, 2010 and 2009, and for the period from December 27, 2007 (inception) through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Advanced Messaging Solutions Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has limited financial resources, has no revenue and a deficit accumulated during the development stage, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Li & Company, PC
-----------------------------
Li & Company, PC
Skillman, New Jersey
June 29, 2010

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                        March 31,          March 31,
                                                                          2010               2009
                                                                        --------           --------
ASSETS

Current assets
  Cash                                                                  $ 20,131           $ 44,654
  Prepaid expenses                                                           240                839
                                                                        --------           --------

Total assets                                                            $ 20,371           $ 45,493
                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                      $ 11,600           $  4,000
  Due to stockholder                                                         100                100
                                                                        --------           --------
Total liabilities                                                         11,700              4,100
                                                                        --------           --------

Stockholders' equity
  Preferred stock: $0.001 par value; 20,000,000 shares authorized;
   no shares issued or outstanding                                            --                 --
  Common stock: $0.001 par value; 100,000,000 shares authorized;
   2,220,000 shares issued and outstanding                                 2,220              2,220
  Additional paid-in capital                                              48,780             48,780
  Deficit accumulated during the development stage                       (42,329)            (9,607)
                                                                        --------           --------
Total stockholders' equity                                                 8,671             41,393
                                                                        --------           --------

Total liabilities and stockholders' equity                              $ 20,371           $ 45,493
                                                                        ========           ========


               See accompanying notes to the financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                       For the period from
                                                    For the              For the         December 27, 2007
                                                  Fiscal Year          Fiscal Year         (Inception)
                                                    Ended                Ended               through
                                                   March 31,            March 31,            March 31,
                                                     2010                 2009                 2010
                                                  ----------           ----------           ----------
REVENUE                                           $       --           $       --           $       --
                                                  ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                                   27,132                7,000               34,132
  General and administrative                           5,590                2,607                8,197
                                                  ----------           ----------           ----------

Loss before income taxes                              32,722                9,607               42,329

Provision for income taxes                                --                   --                   --
                                                  ----------           ----------           ----------

Net loss                                          $  (32,722)          $   (9,607)          $  (42,329)
                                                  ==========           ==========           ==========

Net loss per common share -
 basic and diluted                                $    (0.01)          $    (0.01)          $    (0.02)
                                                  ==========           ==========           ==========
Weighted average number of common shares
 outstanding - Basic and diluted                   2,220,000            1,681,479            1,898,836
                                                  ==========           ==========           ==========


               See accompanying notes to the financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
    For the period from December 27, 2007 (Inception) through March 31, 2010

                                                                              Deficit
                                                                            Accumulated
                                         Common Stock          Additional    During the       Total
                                     ---------------------      Paid in     Development    Stockholders'
                                     Shares         Amount      Capital        Stage          Equity
                                     ------         ------      -------        -----          ------
December 27, 2007 (Inception)       1,500,000      $ 1,500     $ 13,500      $      --       $ 15,000

Net income                                                                          --             --
                                   ----------      -------     --------      ---------       --------

Balance, March 31, 2008             1,500,000        1,500       13,500             --         15,000

Shares issued at $0.05 from
 September 16, 2008 to
 December 29, 2008                    720,000          720       35,280             --         36,000

Net loss                                                                        (9,607)        (9,607)
                                   ----------      -------     --------      ---------       --------

Balance, March 31, 2009             2,220,000        2,220       48,780         (9,607)        41,393

Net loss                                                                       (32,722)       (32,722)
                                   ----------      -------     --------      ---------       --------

Balance, March 31, 2010             2,220,000      $ 2,220     $ 48,780      $ (42,329)      $  8,671
                                   ==========      =======     ========      =========       ========


               See accompanying notes to the financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                        For the period from
                                                         For the            For the       December 27, 2007
                                                       Fiscal Year        Fiscal Year       (Inception)
                                                         Ended              Ended             through
                                                        March 31,          March 31,          March 31,
                                                          2010               2009               2010
                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(32,722)          $ (9,607)          $(42,329)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities
    Prepaid expenses                                         599               (839)              (240)
    Accounts payable                                       7,600              4,000             11,600
                                                        --------           --------           --------

Net cash used in operating activities                    (24,523)            (6,446)           (30,969)
                                                        --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in due to stockholder                              --                 --                100
  Proceeds from issuance of common stock                      --             51,000             51,000
                                                        --------           --------           --------

Cash provided by financing activities                         --             51,000             51,100
                                                        --------           --------           --------

Net change in cash                                       (24,523)            44,554             20,131

Cash, beginning of the period                             44,654                100                 --
                                                        --------           --------           --------

Cash, end of the period                                 $ 20,131           $ 44,654           $ 20,131
                                                        ========           ========           ========

Supplemental disclosure with respect to cash flows:

  Cash paid for income taxes                            $     --           $     --           $     --
                                                        ========           ========           ========
  Cash paid for interest                                $     --           $     --           $     --
                                                        ========           ========           ========


               See accompanying notes to the financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)
                             March 31, 2010 and 2009
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

Advanced Messaging Solutions Inc. (a development stage company) ("Advanced Messaging Solutions" or the "Company") was incorporated under the laws of the State of Nevada on December 27, 2007. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company is engaged in the development and marketing of secure text messaging service for desktop computer users.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, and accounts payable, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010 or 2009.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2010 or 2009.

CASH FLOWS REPORTING

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will disclose the date through which subsequent events have been evaluated and that date is the date when the financial statements were issued.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 5, 2003, the United States Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), as amended by SEC Release No. 33-9072 on October 13, 2009. Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company's internal controls. The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls. This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010. Commencing with its annual report for the fiscal year ending March 31, 2011, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

     * Of management's responsibility for establishing and maintaining adequate internal control over its financial reporting;
     * Of management's assessment of the effectiveness of its internal control over financial reporting as of year end; and
     * Of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting.

Furthermore, it is required to file the auditor's attestation report separately on the Company's internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $42,329 at March 31, 2010, a net loss from operations of $32,722 and net cash used in operations of $24,523 for the fiscal year ended March 31, 2010, respectively with no revenues earned since inception.

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

NOTE 5 - STOCKHOLDERS' EQUITY

SALE OF COMMON STOCK

On December 27, 2007 the Company issued 1,500,000 shares of its common stock at $0.05 per share to the company's directors for $15,000 in the form of stock subscription receivables, all of which were collected on April 22, 2008.

For the period from September 16, 2008 to December 29, 2008 the company sold 720,000 shares of its common stock at $0.05 per share for $36,000 to 36 individuals.

NOTE 6 - INCOME TAXES

DEFERRED TAX ASSETS

At March 31, 2010, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $42,329 that may be offset against future taxable income through 2030. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $14,392 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $14,392.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $11,125 and $3,266 for the fiscal years ended March 31, 2010 and 2009, respectively.

Components of deferred tax assets at March 31, 2010 and 2009 are as follows:

                                                        March 31,      March 31,
                                                          2010           2009
                                                        --------       --------
Net deferred tax assets - Non-current:

  Expected income tax benefit from NOL carry-forwards   $ 11,125       $  3,266
  Less valuation allowance                               (11,125)        (3,266)
                                                        --------       --------

Deferred tax assets, net of valuation allowance         $     --       $     --
                                                        ========       ========

INCOME TAXES IN THE STATEMENTS OF OPERATIONS

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                       For the         For the
                                                     Fiscal Year     Fiscal Year
                                                        Ended           Ended
                                                       March 31,       March 31,
                                                         2010            2009
                                                        ------          ------
Federal statutory income tax rate                         34.0%           34.0%
Change in valuation allowance on net operating loss
 carry-forwards                                          (34.0)%         (34.0)
                                                        ------          ------
Effective income tax rate                                  0.0%            0.0%
                                                        ======          ======

NOTE 7 - RELATED PARTY TRANSACTION

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date of March 31, 2010 through June 29, 2010, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, our President (Principal Executive Officer and Principal Financial Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2010, our disclosure controls and procedures were effective, in that they provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2010, our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting described below which adversely affected our internal controls and which may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of March 31, 2010.

Our principal executive officer and principal financial officer believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, our principal executive officer and principal financial officer believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS

Our officers and directors and their ages and positions are as follows:

            Name                     Age                 Position
            ----                     ---                 --------

     Jaime Brodeth                   43            President and Director

     Moses Carlo Supera Paez         27            Director

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

JAIME BRODETH has served as our President and Director since our inception on December 27, 2007. Since November 2004, Mr. Brodeth has served as a supervisor at the North American Analytics Research department of Georgeson Shareholder Analytics where he is responsible for receipt, deployments and tracking of workload as well as keeping a high level of data integrity while meeting throughput targets. From February 2004 through June 2004, Mr. Brodeth worked for Tomas, Vitaly & Partners, as the Administration Manager of the representative office of the Cyprus-based company, which served as a sub-contractor to Anthony Frisone, National Futures Association, a United States based foreign exchange trading company conducting currency trades for clients, where Mr. Brodeth was responsible for supervising the lead generation department and overseeing the publication of trading reports. From January 2002 through November 2003 Mr. Brodeth worked as the Marketing Manager for Folyovolgy, a Hungarian venture capital firm with an office in the Philippines, where he managed the resource desk that invited clients to participate in the company's funding initiatives. Mr. Brodeth graduated from Sillman University, Philippines with a BS Psychology in 1988.

MOSES CARLO SUPERA PAEZ has served as our Director since our inception on December 27, 2007. Since March 2007, Mr. Paez has served as a Web Developer/Programmer and Technical Support person for Supersoft Technology Inc. While at Supersoft, Mr. Paez has developed and maintained SMS-based systems that are used for the automation of sending and receiving short message service and has been involved in developing and maintaining a point-of-sale ("POS") system for incoming and outgoing sales, printing of receipts and sales invoices. Mr. Paez is also involved in the maintenance and enhancement of a Multi Level Marketing system used for handling the payout for multi-level marketers. Mr. Paez also handles maintenance of computer servers, provides technical support for users, handles troubleshooting and conducts computer training as needed. Prior to Supersoft Technology Inc., Mr. Paez was a student and did not have any significant employment. Mr. Paez graduated from AMA Computer College, Davao City, Philippines with a B.S. Computer Engineering in 2005.

COMMITTEES OF THE BOARD OF DIRECTORS

To date, our Board of Directors has not established a nominating and governance committee, a compensation committee, nor an audit committee.

CODE OF ETHICS

We currently do not have a Code of Ethics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2010, no
Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended March 31, 2010 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended March 31, 2010; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended March 31, 2010;

          (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

               Fiscal                                                 Non-Equity      Nonqualified
 Name and       Year                                                  Incentive         Deferred
 Principal     Ended                           Stock      Option        Plan         Compensation    All Other
 Position     July 31,  Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)   Earnings($)  Compensation($) Totals($)
 --------     --------  ---------  --------  ---------  ---------  ---------------   -----------  --------------- ---------
Mr. Jaime      2009         0         0          0          0             0                0             0            0
Brodeth (1)    2008         0         0          0          0             0                0             0            0

Notes:

(1) Mr. Brodeth has been our President and a Director since we were incorporated on December 27, 2007.

                  Outstanding Equity Awards at Fiscal Year End

                                      Option Awards                                           Stock Awards
          ----------------------------------------------------------------   -----------------------------------------------
                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                        Equity        Plan
                                                                                                       Incentive     Awards:
                                                                                                         Plan       Market or
                                                                                                        Awards:      Payout
                                             Equity                                                    Number of    Value of
                                            Incentive                           Number                 Unearned     Unearned
                                           Plan Awards;                           of        Market      Shares,      Shares,
            Number of      Number of        Number of                           Shares     Value of    Units or     Units or
           Securities     Securities       Securities                          or Units   Shares or     Other         Other
           Underlying     Underlying       Underlying                          of Stock    Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised   Option     Option       That     Stock That     That         That
            Options         Options         Unearned    Exercise  Expiration   Have Not    Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)   Price($)    Date      Vested(#)   Vested($)   Vested(#)    Vested($)
----      -------------- ----------------  ----------    -----       ----      ---------   ---------   ---------    ---------
Mr. Jaime
Brodeth        --             --               --          --         --          --          --          --           --

OPTION GRANTS AND EXERCISES

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

We have not entered into employment and/or consultant agreements with our Directors and officers.

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended March 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF HOLDINGS

The table below sets forth the number and percentage of shares of our common stock owned as of October 26, 2009, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                      Name and Address of          Amount and Nature         Percentage of
Title of Class        Beneficial Owner(2)       of Beneficial Ownership         Class(1)
--------------        -------------------       -----------------------         --------
Common Stock         Mr. Jaime Brodeth                  750,000                  33.78%

Common Stock         Mr. Moses Carlo Supera Paez        750,000                  33.78%

all officers as
 a Group                                              1,500,000                  67.57%

----------
(1)  Based on 2,220,000 shares of our common stock outstanding.

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information regarding our equity compensation plans.


                               Number of                                            Number of securities
                         securities to be issued       Weighted-average         remaining available for future
                            upon exercise of           exercise price of            issuance under equity
                          outstanding options,        outstanding options,      compensation plans (excluding
Plan category             warrants and rights         warrants and rights      securities reflected in column (a)
-------------             -------------------         -------------------      ----------------------------------
Equity compensation
plans approved by
security holders                 --                           --                               --

Equity compensation
plans not approved
by security holders              --                           --                               --

Total                            --                           --                               --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

As at March 31, 2010, there is a balance owing to a stockholder of the Company in the amount of $100.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended March 31, 2010, Li & Company, PC billed us for $4,500 in audit fees. For the March 31, 2009, Li & Company, PC billed us for $4,500 in audit fees, including S-1 review fees.

REVIEW FEES

Li & Company, PC billed us $2,250 for reviews of our quarterly financial statements in 2010 that are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Li & Company, PC for tax compliance, tax advice, tax planning or other work during our fiscal year ended March 31, 2010.

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Li & Company, PC and the estimated fees related to these services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit                              Description
-------                              -----------
3.1 Articles of Incorporation of Registrant. (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on October 14, 2009 and incorporated herein by reference.)

3.2 Bylaws. (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on October 14, 2009 and incorporated herein by reference.)

31.1 Certification of the Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED MESSAGING SOLUTIONS INC.


                                          By: /s/ Jaime Brodeth
                                              ----------------------------------
                                              Jaime Brodeth
                                              President and Director
                                              (Principal Executive Officer,
                                              Principal Financial Officer and
                                              Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

       Signatures                                Title                              Date
       ----------                                -----                              ----


/s/ Jaime Brodeth                       President and Director                  June 29, 2010
----------------------------------      (Principal Executive Officer,
Jaime Brodeth                           Principal Financial Officer and
                                        Principal Accounting Officer)



/s/ Moses Carlo Supera Paez             Director                                June 29, 2010
----------------------------------
Moses Carlo Supera Paez