Form 10-Q
period 2010-06-30
Advanced Messaging Solutions Inc.
filed 2010-08-23
CIK 1465509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2010

                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

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

2,220,000 common shares issued and outstanding as of August 23, 2010

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by Advanced Messaging Solutions Inc. ("we," "us," "our," or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our Company as of December 31, 2009, and our results of operations, and our cash flows for the six month period ended December 31, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year March 31, 2010. The accompanying financial statements should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 2009 and the notes thereto filed as a part of our Registration Statement on Form S-1 filed with the SEC on June 18, 2009, as amended and supplemented, which was declared effective on October 28, 2009 (File No. 333-160069).

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                         June 30,           March 31,
                                                                           2010               2010
                                                                         --------           --------
                                                                        (Unaudited)
ASSETS

Current assets
  Cash                                                                   $ 12,269           $ 20,131
  Prepaid expenses                                                            138                240
                                                                         --------           --------

Total assets                                                             $ 12,407           $ 20,371
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                       $  6,180           $ 11,600
  Due to stockholder                                                          100                100
                                                                         --------           --------

Total liabilities                                                           6,280             11,700
                                                                         --------           --------

Stockholders' equity
  Authorized
    Preferred stock: $0.001 par value; 20,000,000 shares authorized;
     no shares issued or outstanding                                           --                 --
    Common stock: $0.001 par value; 100,000,000 shares authorized;
     2,220,000 shares issued and outstanding                                2,220              2,220
  Additional paid-in capital                                               48,780             48,780
  Deficit accumulated during the development stage                        (44,873)           (42,329)
                                                                         --------           --------

Total stockholders' equity                                                  6,127              8,671
                                                                         --------           --------

Total liabilities and stockholders' equity                               $ 12,407           $ 20,371
                                                                         ========           ========


                 The accompanying notes are an integral part of
                          these financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       From
                                                                                 December 27, 2007
                                          Three Months         Three Months         (Inception)
                                             Ended                Ended               through
                                            June 30,             June 30,             June 30,
                                              2010                 2009                 2010
                                           ----------           ----------           ----------
REVENUE                                    $       --           $       --           $       --
                                           ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                               750               15,361               34,882
  General and administrative                    1,794                  630                9,991
                                           ----------           ----------           ----------

Loss before income taxes                       (2,544)             (15,991)             (44,873)

Provision for income taxes                         --                   --                   --
                                           ----------           ----------           ----------

Net loss                                   $   (2,544)          $  (15,991)          $  (44,873)
                                           ==========           ==========           ==========

Net loss per common share -
 basic and diluted                         $    (0.01)          $    (0.01)          $    (0.02)
                                           ==========           ==========           ==========
Weighted average number of common
 shares outstanding -
 Basic and diluted                          2,220,000            2,220,000            1,930,742
                                           ==========           ==========           ==========


                 The accompanying notes are an integral part of
                          these financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
    For the period from December 27, 2007 (Inception) through June 30, 2010
                                  (Unaudited)

                                                                              Deficit
                                                                            Accumulated
                                         Common Stock          Additional    During the       Total
                                     ---------------------      Paid in     Development    Stockholders'
                                     Shares         Amount      Capital        Stage          Equity
                                     ------         ------      -------        -----          ------
December 27, 2007 (Inception)       1,500,000      $ 1,500     $ 13,500      $      --       $ 15,000

Net income                                                                          --             --
                                   ----------      -------     --------      ---------       --------

Balance, March 31, 2008             1,500,000        1,500       13,500             --         15,000

Shares issued at $0.05 from
 September 16, 2008 to
 December 29, 2008                    720,000          720       35,280             --         36,000

Net loss                                                                        (9,607)        (9,607)
                                   ----------      -------     --------      ---------       --------

Balance, March 31, 2009             2,220,000        2,220       48,780         (9,607)        41,393

Net loss                                                                       (32,722)       (32,722)
                                   ----------      -------     --------      ---------       --------

Balance, March 31, 2010             2,220,000      $ 2,220     $ 48,780      $ (42,329)      $  8,671

Net loss                                                                        (2,544)        (2,544)
                                   ----------      -------     --------      ---------       --------

Balance, June 30, 2010              2,220,000      $ 2,220     $ 48,780      $ (44,873)      $  6,127
                                   ==========      =======     ========      =========       ========


                 The accompanying notes are an integral part of
                          these financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                         From
                                                                                   December 27, 2007
                                                Three Months       Three Months       (Inception)
                                                   Ended              Ended             through
                                                  June 30,           June 30,           June 30,
                                                    2010               2009               2010
                                                  --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                        $ (2,544)          $(15,991)          $(44,873)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Changes in operating assets and liabilities
    Prepaid expenses                                   102             (2,401)              (138)
    Accounts payable                                (5,420)             8,379              6,180
                                                  --------           --------           --------

Net cash used in operating activities               (7,862)           (10,013)           (38,831)
                                                  --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in due to stockholder                        --                 --                100
  Proceeds from issuance of common stock                --                 --             51,000
                                                  --------           --------           --------

Cash from financing activities                          --                 --             51,100
                                                  --------           --------           --------

Change in cash during the period                    (7,862)           (10,013)            12,269

Cash, beginning of the period                       20,131             44,654                 --
                                                  --------           --------           --------

Cash, end of the period                           $ 12,269           $ 34,641           $ 12,269
                                                  ========           ========           ========


                 The accompanying notes are an integral part of
                          these financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") of Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended March 31, 2010 and notes thereto contained in the information as part of the Company's Annual Report on Form 10-K filed with the SEC on June 29, 2010. DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's exploration stage activities.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, and accounts payable, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2010 or 2009. REVENUE RECOGNITION

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

INCOME TAXES

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of
Section 740-10-25.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2010 or March 31, 2010.

COMMITMENTS AND CONTINGENCIES

The  Company  follows   subtopic   450-20  of  the  FASB  Accounting   Standards
Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 "EQUITY TOPIC 505 - ACCOUNTING FOR DISTRIBUTIONS TO SHAREHOLDERS WITH COMPONENTS OF STOCK AND CASH", which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share ("EPS")). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

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

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10. The amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 "FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820) IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS", which provides amendments to Subtopic 820-10 that require new disclosures as follows:

     1. Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.
     2. Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level
          3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

     1. Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.
     2. Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from MAJOR CATEGORIES of assets to CLASSES of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 "SUBSEQUENT EVENTS (TOPIC 855) AMENDMENTS TO CERTAIN RECOGNITION AND DISCLOSURE REQUIREMENTS", which provides amendments to Subtopic 855-10 as follows:

     1. An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.
     2. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.
     3. The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term REVISED FINANCIAL STATEMENTS is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 "REVENUE RECOGNITION -- MILESTONE METHOD (TOPIC 605) MILESTONE METHOD OF REVENUE RECOGNITION", which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

     1.   Be commensurate with either of the following:
          a.   The vendor's performance to achieve the milestone
          b. The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

     2.   Relate solely to past performance
     3. Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

     1.   A description of the overall arrangement
     2.   A description of each milestone and related contingent consideration
     3.   A determination of whether each milestone is considered substantive
     4. The factors that the entity considered in determining whether the milestone or milestones are substantive
     5. The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

     1.   Revenue
     2.   Income before income taxes
     3.   Net income
     4.   Earnings per share
     5.   The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $44,873 at June 30, 2010, a net loss from operations of $2,544 and net cash used in operations of $7,862 for the fiscal year ended June 30, 2010, respectively, with no revenues earned since inception.

While the Company is attempting to generate sufficient revenues, the Company's cash position may not be enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - DUE TO STOCKHOLDER

The amount owing to a stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

From December 27, 2007 (inception) to June 30, 2010, we have incurred accumulated net losses of $44,873. As of June 30, 2010, we had total assets of $12,407 and total liabilities of $6,280. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

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

We have begun the development of our non-functional information-only website and have commenced planning for the development of our software. We have also identified a developer and management is working with them to design our database. We expect to have our non-functional information-only website operational by the end of November 2010. We have begun the full development of our software. Further, we have researched the market for computer servers and a web hosting service, and we have identified office space that we deem adequate, although no formal written agreements have been entered into. We will commence our marketing efforts upon the development of our downloadable client software.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

                                                   Three Months Ended
                                                         June 30,
                                                2010                  2009
                                              -------               -------
     Revenue                                  $     0               $     0
     Expenses                                 $ 2,544               $15,991
     Net (Loss)                               $ 2,544               $15,991

EXPENSES

Our total expenses for the three month periods ended June 30, 2010 and 2009 are outlined in the table below:

                                                   Three Months Ended
                                                         June 30,
                                                2010                  2009
                                              -------               -------
     General and administrative               $ 1,794               $   630
     Professional fees                        $   750               $15,361

Expenses for the three months ended June 30, 2010 decreased by $13,447 as compared to the comparative period in 2009 primarily as a result of the Company implementing a cash conservation strategy while attempting to raise additional funds to continue the business strategy.

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
                                       At                At
                                    June 30,          March 31,        Increase/
                                      2010              2010          (Decrease)
                                    -------           -------         ----------
Current Assets                      $12,407           $20,371          $(7,964)
Current Liabilities                 $ 6,280           $11,700          $(5,420)
Working Capital                     $ 6,127           $ 8,671          $(2,544)

CASH FLOWS
                                                 Three Months       Three Months
                                                    Ended              Ended
                                                   June 30,           June 30,
                                                     2010               2009
                                                   --------           --------
Net Cash Used in Operating Activities              $ (7,862)          $(10,013)
Net Cash Provided by Investing Activities          $      0           $      0
Net Cash Provided by Financing Activities          $      0           $      0
Net Increase in Cash During the Period             $ (7,892)          $(10,013)

We estimate that we will spend approximately $40,000 on operating expenses over the next 12 months. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

             Estimated Operating Expenses During the Next 12 Months

                         Expense                        Amount
                         -------                        ------
                  Legal/Accounting                     $ 7,000
                  Marketing                            $ 9,150
                  Software development                 $13,000
                  Other operation expenses             $10,850
                  TOTAL                                $40,000
                                                       -------

                  CASH ON HAND, JUNE 30, 2010          $12,269
                                                       =======

Cash on hand was $12,269 as of June 30, 2010, which is a decrease of $7,892 or 39% from our cash on hand of $20,131 at March 31, 2010. Our cash decreased from our previous fiscal year in order to pay for legal fees and accounting, miscellaneous office charges including rent and supplies and filing fees. Accordingly, we will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through a public or private offering(s), equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

The report of our independent registered accounting firm expresses concern about our ability to continue as a going concern based on the absence an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2011. Please see footnote 3 to our financial statements for additional information.

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") of Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year ended March 31, 2011. These financial statements should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 2010 and notes thereto contained in the information as part of our Registration Statement on Form S-1 filed with the SEC on June 18, 2009, as amended and supplemented, which was declared effective on October 28, 2009 (File No. 333-160069).

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accrued expenses and due to stockholder, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 and 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2010 and 2009.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2010 and 2009.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of August 23, 2010, our officer and directors beneficially owned 1,500,000 shares of our common stock in the aggregate, or approximately 67.57% of our issued and outstanding common stock. As a result, our officer and directors will have significant influence to:

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


                                         ADVANCED MESSAGING SOLUTIONS INC.
                                                   (Registrant)


Dated: August 23, 2010                   /s/ Jaime Brodeth
                                         ---------------------------------------
                                         Jaime Brodeth
                                         President and Director
                                         (Principal Executive Officer,
                                         Principal Accounting Officer and
                                         Principal Financial Officer)

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