Form 10-Q
period 2010-09-30
Advanced Messaging Solutions Inc.
filed 2010-11-22
CIK 1465509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2010

                                       or

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

2,220,000 common shares issued and outstanding as of November 22, 2010

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by Advanced Messaging Solutions Inc. ("we," "us," "our," or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our Company as of September 30, 2010, and our results of operations, and our cash flows for the six month period ended September 30, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year March 31, 2011. The accompanying financial statements should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 2010 and the notes thereto filed as a part of our Annual Report on Form 10-K filed with the SEC on June 29, 2010.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                          September 30,        March 31,
                                                                              2010               2010
                                                                            --------           --------
                                                                           (Unaudited)
ASSETS

Current assets
  Cash                                                                      $  6,709           $ 20,131
  Prepaid expenses                                                             3,767                240
                                                                            --------           --------

      Total assets                                                          $ 10,476           $ 20,371
                                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                          $  7,600           $ 11,600
  Due to stockholder                                                             100                100
                                                                            --------           --------

      Total liabilities                                                        7,700             11,700
                                                                            --------           --------

Stockholders' equity
  Preferred stock: $0.001 par value; 20,000,000 shares authorized;
   no shares issued or outstanding                                                --                 --
  Common stock: $0.001 par value; 100,000,000 shares authorized;
   2,220,000 shares issued and outstanding                                     2,220              2,220
  Additional paid-in capital                                                  48,780             48,780
  Deficit accumulated during the development stage                           (48,224)           (42,329)
                                                                            --------           --------

Total stockholders' equity                                                     2,776              8,671
                                                                            --------           --------

Total liabilities and stockholders' equity                                  $ 10,476           $ 20,371
                                                                            ========           ========


               See accompanying notes to the financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                      From
                                                                                                 December 27, 2007
                                 Three Months     Three Months     Six Months      Six Months      (Inception)
                                    Ended            Ended           Ended           Ended           through
                                 September 30,    September 30,   September 30,   September 30,    September 30,
                                     2010             2009            2010            2009             2010
                                  ----------       ----------      ----------      ----------       ----------
REVENUE                           $       --       $       --      $       --      $       --       $       --
                                  ----------       ----------      ----------      ----------       ----------
OPERATING EXPENSES
  Professional fees                    1,500            5,750           2,250          21,111           36,382
  General and administrative           1,851            1,860           3,645           2,490           11,842
                                  ----------       ----------      ----------      ----------       ----------

Loss before income taxes              (3,351)          (7,610)         (5,895)        (23,601)         (48,224)

Provision for income taxes                --               --              --              --               --
                                  ----------       ----------      ----------      ----------       ----------

Net loss                          $   (3,351)      $   (7,610)     $   (5,895)     $  (23,601)      $  (48,224)
                                  ==========       ==========      ==========      ==========       ==========

Net loss per common share -
 basic and diluted                $    (0.00)      $    (0.00)     $    (0.00)     $    (0.01)      $    (0.02)
                                  ==========       ==========      ==========      ==========       ==========
Weighted average number of
 common shares outstanding -
 Basic and diluted                 2,220,000        2,220,000       2,220,000       2,220,000        1,957,143
                                  ==========       ==========      ==========      ==========       ==========


               See accompanying notes to the financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
    For the period from December 27, 2007 (Inception) through September, 2010
                                   (Unaudited)

                                                                              Deficit
                                                                            Accumulated
                                         Common Stock          Additional    During the       Total
                                     ---------------------      Paid in     Development    Stockholders'
                                     Shares         Amount      Capital        Stage          Equity
                                     ------         ------      -------        -----          ------
December 27, 2007 (Inception)       1,500,000      $ 1,500     $ 13,500      $      --       $ 15,000

Net income                                                                          --             --
                                   ----------      -------     --------      ---------       --------

Balance, March 31, 2008             1,500,000        1,500       13,500             --         15,000

Shares issued at $0.05 from
 September 16, 2008 to
 December 29, 2008                    720,000          720       35,280             --         36,000

Net loss                                                                        (9,607)        (9,607)
                                   ----------      -------     --------      ---------       --------

Balance, March 31, 2009             2,220,000        2,220       48,780         (9,607)        41,393

Net loss                                                                       (32,722)       (32,722)
                                   ----------      -------     --------      ---------       --------

Balance, March 31, 2010             2,220,000        2,220       48,780        (42,329)         8,671

Net loss                                                                        (5,895)        (5,895)
                                   ----------      -------     --------      ---------       --------

Balance, September 30, 2010         2,220,000      $ 2,220     $ 48,780      $ (48,224)      $  2,776
                                   ==========      =======     ========      =========       ========


               See accompanying notes to the financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                              From
                                                                                         December 27, 2007
                                                      Six Months         Six Months        (Inception)
                                                        Ended              Ended             through
                                                     September 30,      September 30,      September 30,
                                                         2010               2009               2010
                                                       --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                             $ (5,895)          $(22,602)          $(48,224)
  Adjustments to reconcile net loss to net
   cash used in operating activities:

  Changes in operating assets and liabilities
     Prepaid expenses                                    (3,527)            (2,800)            (3,767)
     Accounts payable                                    (4,000)             1,500              7,600
                                                       --------           --------           --------

Net cash used in operating activities                   (13,422)           (23,902)           (44,391)
                                                       --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in due to stockholder                             --                 --                100
  Proceeds from issuance of common stock                     --                 --             51,000
                                                       --------           --------           --------

Net cash provided by financing activities                    --                 --             51,100
                                                       --------           --------           --------

Net change in cash                                      (13,422)           (23,902)             6,709

Cash, beginning of the period                            20,131             44,654                 --
                                                       --------           --------           --------

Cash, end of the period                                $  6,709           $ 20,752           $  6,709
                                                       ========           ========           ========


               See accompanying notes to the financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)
                           September 30, 2010 and 2009

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010 or 2009.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of September 30, 2010 or 2009.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $48,224 at September 30, 2010, a net loss of $5,895 and net cash used in operating activities of $13,422 for the six months then ended, respectively, with no revenues earned since inception.

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

From December 27, 2007 (inception) to September 30, 2010, we have incurred accumulated net losses of $48,224. As of September 30, 2010, we had total assets of $10,476 and total liabilities of $7,700. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

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

We have begun the development of our non-functional information-only website and have commenced planning for the development of our software. We have also identified a developer and management is working with them to design our database. We expect to have our non-functional information-only website operational by the end of April 2011. We have begun the full development of our software. Further, we have researched the market for computer servers and a web hosting service, and we have identified office space that we deem adequate, although no formal written agreements have been entered into. We will commence our marketing efforts upon the development of our downloadable client software.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

                                              Three Months Ended
                                                 September 30,
                                            2010               2009
                                          --------           --------
         Revenue                          $      0           $      0
         Expenses                         $  3,351           $  7,610
         Net (Loss)                       $  3,351           $  7,610


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2009

                                               Six Months Ended
                                                 September 30,
                                            2010               2009
                                          --------           --------
         Revenue                          $      0           $      0
         Expenses                         $  5,895           $ 22,602
         Net (Loss)                       $  5,895           $ 22,602

EXPENSES

Our total expenses for the three month periods ended September 30, 2010 and 2009 are outlined in the table below:

                                              Three Months Ended
                                                 September 30,
                                            2010               2009
                                          --------           --------
         General and administrative       $  1,500           $  5,750
         Professional fees                $  1,851           $  1,860

Expenses for the three months ended September 30, 2010 decreased by $4,259 as compared to the comparative period in 2009 primarily as a result of the Company implementing a cash conservation strategy while attempting to raise additional funds to continue the business strategy.

Our total expenses for the six month periods ended September 30, 2010 and 2009 are outlined in the table below:

                                               Six Months Ended
                                                 September 30,
                                            2010               2009
                                          --------           --------
        General and administrative        $  2,250           $ 20,112
        Professional fees                 $  3,645           $  2,490

Expenses for the six months ended September 30, 2010 decreased by $16,707 as compared to the comparative period in 2009 primarily as a result of the Company implementing a cash conservation strategy while attempting to raise additional funds to continue the business strategy.

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                   At                At
                              September 30,       March 31,          Increase/
                                  2010              2010            (Decrease)
                                --------          --------          ----------
Current Assets                  $ 10,476          $ 20,371           $ (9,895)
Current Liabilities             $  7,700          $ 11,700           $  4,000
Working Capital                 $  2,776          $  8,671           $ (5,895)

CASH FLOWS

                                                 Six Months         Six Months
                                                   Ended              Ended
                                                September 30,      September 30,
                                                    2010               2009
                                                  --------           --------
Net Cash Used in Operating Activities             $(13,422)          $(23,902)
Net Cash Provided by Investing Activities         $      0           $      0
Net Cash Provided by Financing Activities         $      0           $      0
Net Increase in Cash During the Period            $(13,422)          $(23,902)

We estimate that we will spend approximately $40,000 on operating expenses over the next 12 months. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

             ESTIMATED OPERATING EXPENSES DURING THE NEXT 12 MONTHS

                    Expense                                 Amount
                    -------                                 ------
             Legal/Accounting                               $ 4,000
             Marketing                                      $ 8,500
             Software development                           $18,500
             Other operation expenses                       $ 9,000
                                                            -------
             TOTAL                                          $40,000
                                                            =======

             CASH ON HAND, SEPTEMBER 30, 2010               $ 6,709

Cash on hand was $6,709 as of September 30, 2010, which is a decrease of $13,422 or 67% from our cash on hand of $20,131 at March 31, 2010. Our cash decreased from our previous fiscal year in order to pay for legal fees and accounting associated with our Form S-1, miscellaneous office charges including rent and supplies and filing fees. Accordingly, we will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through a public or private offering(s), equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

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

As required by Rule 13a-15/15d-15 under the Exchange Act, as of December 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS.

As a "smaller reporting issuer", we are not required to provide the information required by this Item.

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

                                      ADVANCED MESSAGING SOLUTIONS INC.
                                                (Registrant)

Dated: November 22, 2010
                                      /s/ Jaime Brodeth
                                      ------------------------------------------
                                      Jaime Brodeth
                                      President and Director
                                      (Principal Executive Officer, Principal
                                      Accounting Officer and Principal Financial
                                      Officer)

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