Form 10-Q
period 2010-12-31
Advanced Messaging Solutions Inc.
filed 2011-02-14
CIK 1465509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2010

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

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

2,220,000 common shares issued and outstanding as of February 14, 2011

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


These financial statements have been prepared by Advanced Messaging Solutions Inc. ("we," "us," "our," or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our Company as of December 31, 2010, and our results of operations, and our cash flows for the nine month period ended December 31, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year March 31, 2011. The accompanying financial statements should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 2010 and the notes thereto filed as a part of our Annual Report on Form 10-K filed with the SEC on June 29, 2010.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                  September 30,        March 31,
                                                                      2010               2010
                                                                    --------           --------
                                                                   (Unaudited)
ASSETS

Current assets
  Cash                                                              $  2,900           $ 20,131
  Prepaid expenses                                                     2,866                240
                                                                    --------           --------

      Total assets                                                  $  5,766           $ 20,371
                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable                                                  $  6,400           $ 11,600
  Due to stockholder                                                     100                100
                                                                    --------           --------
      Total liabilities                                                6,500             11,700
                                                                    --------           --------
Stockholders' equity (deficit)
  Preferred stock: $0.001 par value; 20,000,000 shares
   authorized; no shares issued or outstanding                            --                 --
  Common stock: $0.001 par value; 100,000,000 shares
   authorized; 2,220,000 shares issued and outstanding                 2,220              2,220
  Additional paid-in capital                                          48,780             48,780
  Deficit accumulated during the development stage                   (51,734)           (42,329)
                                                                    --------           --------
      Total stockholders' equity (deficit)                              (734)             8,671
                                                                    --------           --------

      Total liabilities and stockholders' equity (deficit)          $  5,766           $ 20,371
                                                                    ========           ========


               See accompanying notes to the financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                            From
                                                                                                      December 27, 2007
                                       Three Months     Three Months     Nine Months     Nine Months     (Inception)
                                          Ended            Ended            Ended           Ended          through
                                       December 31,     December 31,     December 31,    December 31,    December 31,
                                          2010             2009             2010            2009            2010
                                       ----------       ----------       ----------      ----------      ----------
REVENUE                                $       --       $       --       $       --      $       --      $       --
                                       ----------       ----------       ----------      ----------      ----------
OPERATING EXPENSES
  Professional fees                         1,500              249            3,750          20,361          37,882
  General and administrative                2,010            2,392            5,655           4,882          13,852
                                       ----------       ----------       ----------      ----------      ----------
Loss before income taxes                   (3,510)          (2,641)          (9,405)        (25,243)        (51,734)

Provision for income taxes                     --               --               --              --              --
                                       ----------       ----------       ----------      ----------      ----------

Net loss                               $   (3,510)      $   (2,641)      $   (9,405)     $  (25,243)     $  (51,734)
                                       ==========       ==========       ==========      ==========      ==========
Net loss per common share -
 basic and diluted                     $    (0.00)      $    (0.00)      $    (0.00)     $    (0.01)
                                       ==========       ==========       ==========      ==========
Weighted average number of common
 shares outstanding -
   Basic and diluted                    2,220,000        2,220,000        2,220,000       2,220,000
                                       ==========       ==========       ==========      ==========


               See accompanying notes to the financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
  For the period from December 27, 2007 (Inception) through December 31, 2010
                                  (Unaudited)

                                                                                Deficit
                                                                              Accumulated         Total
                                        Common Stock             Additional   During the      Stockholders'
                                    ---------------------         Paid in     Development        Equity
                                    Shares         Amount         Capital        Stage          (Deficit)
                                    ------         ------         -------        -----          ---------
Inception, December 27, 2007       1,500,000     $    1,500     $   13,500     $       --      $   15,000

Net income                                                                             --              --
                                  ----------     ----------     ----------     ----------      ----------
Balance, March 31, 2008            1,500,000          1,500         13,500             --              --

Shares issued at $0.05 per
 share from September 16, 2008
 to December 29, 2008                720,000            720         35,280             --          36,000
Net loss                                                                           (9,607)         (9,607)
                                  ----------     ----------     ----------     ----------      ----------
Balance, March 31, 2009            2,220,000          2,220         48,780         (9,607)         41,393

Net loss                                                                          (32,722)        (32,722)
                                  ----------     ----------     ----------     ----------      ----------
Balance, March 31, 2010            2,220,000          2,220         48,780        (42,329)          8,671

Net loss                                                                           (9,405)         (9,405)
                                  ----------     ----------     ----------     ----------      ----------

Balance, December 31, 2010         2,220,000     $    2,220     $   48,780     $  (51,734)     $     (734)
                                  ==========     ==========     ==========     ==========      ==========


               See accompanying notes to the financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                         From
                                                                                                   December 27, 2007
                                                                Nine Months       Nine Months         (Inception)
                                                                   Ended             Ended              through
                                                                December 31,      December 31,        December 31,
                                                                   2010               2009               2010
                                                                 --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                                       $ (9,405)          $(25,243)          $(51,734)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Changes in operating assets and liabilities
       Prepaid expenses                                            (2,626)               800             (2,866)
       Accounts payable                                            (5,200)               750              6,400
                                                                 --------           --------           --------
           Net cash used in operating activities                  (17,231)           (23,693)           (48,200)
                                                                 --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in due to stockholder                                       --                 --                100
  Proceeds from issuance of common stock                               --                 --             51,000
                                                                 --------           --------           --------
           Net cash provided by financing activities                   --                 --             51,100
                                                                 --------           --------           --------

Net change in cash                                                (17,231)           (23,693)             2,900
Cash, beginning of the period                                      20,131             44,654                 --
                                                                 --------           --------           --------

Cash, end of the period                                          $  2,900           $ 20,961           $  2,900
                                                                 ========           ========           ========


               See accompanying notes to the financial statements.

                        ADVANCED MESSAGING SOLUTIONS INC.
                          (A Development Stage Company)
                           December 31, 2010 and 2009
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from the estimates.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or March 31, 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2010 or 2009.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of December 31, 2010 or 2009.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 "FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820) IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS", which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

In April 2010, the FASB issued ASU No. 2010-13, "COMPENSATION--STOCK COMPENSATION (TOPIC 718): EFFECT OF DENOMINATING THE EXERCISE PRICE OF A SHARE-BASED PAYMENT AWARD IN THE CURRENCY OF THE MARKET IN WHICH THE UNDERLYING EQUITY SECURITY TRADES" ("ASU 2010-13"). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In  August  2010,  the  FASB  issued  ASU  2010-21,  "ACCOUNTING  FOR  TECHNICAL
AMENDMENTS TO VARIOUS SEC RULES AND SCHEDULES: AMENDMENTS TO SEC PARAGRAPHS PURSUANT TO RELEASE NO. 33-9026: TECHNICAL AMENDMENTS TO RULES, FORMS, SCHEDULES AND CODIFICATION OF FINANCIAL REPORTING POLICIES" ("ASU 2010-21"), was issued to conform the SEC's reporting requirements to the terminology and provisions in ASC 805, BUSINESS COMBINATIONS, and in ASC 810-10, CONSOLIDATION. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, "Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies," which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010,  the FASB issued ASU 2010-22,  "ACCOUNTING  FOR VARIOUS  TOPICS:
TECHNICAL CORRECTIONS TO SEC PARAGRAPHS" ("ASU 2010-22"), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 "INTANGIBLES--GOODWILL AND OTHER (TOPIC 350): WHEN TO PERFORM STEP 2 OF THE GOODWILL IMPAIRMENT TEST FOR REPORTING UNITS WITH ZERO OR NEGATIVE CARRYING AMOUNTS" ("ASU 2010-28").Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 "BUSINESS COMBINATIONS (TOPIC 805): DISCLOSURE OF SUPPLEMENTARY PRO FORMA INFORMATION FOR BUSINESS COMBINATIONS" ("ASU 2010-29"). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $51,734 at December 31, 2010, a net loss of $9,405 and net cash used in operating activities of $17,231 for the nine months then ended, respectively, with no revenues earned since inception.

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

NOTE 4 - DUE TO STOCKHOLDER

The amount owing to a stockholder is unsecured, non-interest bearing and is payable on demand.

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

From December 27, 2007 (inception) to December 31, 2010, we have incurred accumulated net losses of $51,734. As of December 31, 2010, we had total assets of $5,766 and total liabilities of $6,500. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

                                         Three Months Ended
                                             December 31,
                                         2010            2009
                                       --------        --------
      Revenue                          $      0        $      0
      Expenses                         $  3,510        $  2,641
      Net (Loss)                       $  3,510        $  2,641

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2009

                                          Nine Months Ended
                                             December 31,
                                         2010            2009
                                       --------        --------
      Revenue                          $      0        $      0
      Expenses                         $  9,405        $ 25,243
      Net (Loss)                       $  9,405        $ 25,243


EXPENSES

Our total expenses for the three month periods ended September 30, 2010 and 2009 are outlined in the table below:

                                         Three Months Ended
                                             December 31,
                                         2010            2009
                                       --------        --------
      General and administrative       $  1,500        $    249
      Professional fees                $  2,010        $  2,392

Expenses for the three months ended December 31, 2010 increased by $2,641 as compared to the comparative period in 2009 primarily as a result of the Company booking an over-accrual of professional fees in the period ended September 30, 2009 which resulted in reported professional fees for three months ended December 31, 2009 being low.

Our total expenses for the nine month periods ended December 31, 2010 and 2009 are outlined in the table below:

                                          Nine Months Ended
                                             December 31,
                                         2010            2009
                                       --------        --------
      General and administrative       $  5,655        $  4,882
      Professional fees                $  3,750        $ 20,361

Expenses for the nine months ended December 31, 2010 decreased by $15,838 as compared to the comparative period in 2009 primarily as a result of the Company implementing a cash conservation strategy while attempting to raise additional funds to continue the business strategy.

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
                                    At                At
                                December 31,       March 31,        Increase/
                                   2010              2010          (Decrease)
                                 --------          --------         --------
Current Assets                   $  5,766          $ 20,371         $(14,605)
Current Liabilities              $  6,500          $ 11,700         $ (5,200)
Working Capital (Deficiency)     $   (734)         $  8,671         $ (9,405)

CASH FLOWS
                                                  Nine Months      Nine Months
                                                    Ended             Ended
                                                  December 31,     December 31,
                                                     2010             2009
                                                   --------         --------
Net Cash Used in Operating Activities              $(17,231)        $(23,693)
Net Cash Provided by Investing Activities          $      0         $      0
Net Cash Provided by Financing Activities          $      0         $      0
Net Increase in Cash During the Period             $(17,231)        $(23,693)

We estimate that we will spend approximately $40,000 on operating expenses over the next 12 months. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

             ESTIMATED OPERATING EXPENSES DURING THE NEXT 12 MONTHS

          Expense                                             Amount
          -------                                            --------
          Legal/Accounting                                   $  4,000
          Marketing                                          $  8,500
          Software development                               $ 18,500
          Other operation expenses                           $  5,000
                                                             --------
          TOTAL                                              $ 35,000
                                                             ========

          CASH ON HAND, DECEMBER 31, 2010                    $  2,900

Cash on hand was $2,900 as of December 31, 2010, which is a decrease of $17,231 or 86% from our cash on hand of $20,131 at March 31, 2010. Our cash decreased from our previous fiscal year in order to pay for legal fees and accounting associated with our Form S-1, miscellaneous office charges including rent and supplies and filing fees. Accordingly, we will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through a public or private offering(s), equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

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

ITEM 4T. CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2010, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                    ADVANCED MESSAGING SOLUTIONS INC.
                                    (Registrant)


Dated: February 14, 2011             /s/ Jaime Brodeth
                                     -------------------------------------------
                                     Jaime Brodeth
                                     President and Director (Principal Executive
                                     Officer, Principal Accounting Officer and
                                     Principal Financial Officer)

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