Form 10-K
period 2011-03-31
XcelMobility Inc.
filed 2011-06-21
CIK 1465509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 000-54333

                                XCELMOBILITY INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 21, 2010 was approximately $36,000 based upon 720,000 shares held by non-affiliates and a closing market price of $0.05 per share on September 30, 2010.

As of June 21, 2011, there were 77,700,000 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
            PART I
ITEM 1.     Business                                                           4
ITEM 1A.    Risk Factors                                                      10
ITEM 1B.    Unresolved Staff Comments                                         14
ITEM 2.     Properties                                                        15
ITEM 3.     Legal Proceedings                                                 15
ITEM 4.     [Removed and Reserved]                                            15

            PART II
ITEM 5.     Market for the Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 15
ITEM 6.     Selected Financial Data                                           16
ITEM 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         16
ITEM 8.     Financial Statements and Supplementary Data                       22
ITEM 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          35
ITEM 9A.    Controls and Procedures                                           35
ITEM 9B.    Other Information                                                 36

            PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance            37
ITEM 11.    Executive Compensation                                            38
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   39
ITEM 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                      40
ITEM 14.    Principal Accountant Fees and Services                            41

            PART IV
ITEM 15.    Exhibits Financial Statement Schedules                            41
            Signatures                                                        42

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

As used in this annual report, the terms "we," "us," "our" and "Advanced Messaging" mean XcelMobility Inc. (f/k/a Advanced Messaging Solutions Inc.), unless otherwise indicated.

ITEM 1. BUSINESS.

GENERAL

We were incorporated in the state of Nevada on December 27, 2007. Our offices are currently located at 2377 Gold Meadow Way, Suite 100, Gold River, CA 95670. Our telephone number is (916) 526-2662. Our website, www.advancedmessagingsolutions.com, is currently under construction and the information that is or will be contained on our website does not form a part of this filing.

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

We have not generated any revenue from our business operations to date. We do not anticipate that we will generate revenues until we complete development and deployment of our hosted service, client software and enterprise messaging product. Accordingly, we must raise cash from sources other than our operations in order to implement our business and marketing plans.

However, to date, we have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors' preference would be to obtain additional funding to develop our enterprise messaging product, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

We have had preliminary discussions with potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction as of the date of this annual report. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

To that end, on March 8, 2011, we entered into a non-binding letter of intent with Shenzhen CC Power Corporation, a People's Republic of China company ("CC Power"), in connection with a proposed share exchange transaction by and between the Company and CC Power whereby the Company will acquire all of the shares of outstanding capital stock of CC Power in exchange for the issuance of a certain ownership interest in the Company to the shareholders of CC Power (the "Share Exchange"). CC Power provides mobile phones and internet products through monthly subscriptions to large cellular phone carriers and OEM partners. As part of the Share Exchange, it is contemplated that the Company shall issue to the shareholders of CC Power or their legal nominees, fifty and one half percent (50.5%) of the outstanding common stock of the Company. Upon the Closing, CC Power shall become a wholly-owned subsidiary of the Company. To date, the parties have not signed a definitive agreement setting forth the terms and conditions of the Shares Exchange, and a formal definitive agreement is subject to completion of additional due diligence and further negotiations.

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

A report published by the De Groot School of Business (available at http://www.innovations-report.com/html/reports/information_technology/report-780
33.html) indicates worldwide users send over one trillion text messages each year. When the information is sent in a text message or file transfer that is not encrypted, it can easily be read by those who hack into data communication networks.

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

OUR HOSTED SERVICE WILL COST:

Personal Use version                 $ 9.95 annually for one user

Home Office version                  $ 14.95 annually for 2 - 3 users

Small Business version               $ 29.95 annually for 1 - 10 users

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

FACE TIME - IM AUDITOR

Face    Time    (http://www.facetime.com/productservices/imauditor.aspx?adwords_
security_im&gcli d=CNn_gMPmlo8CFVB1OAodxCPHfg) provides an IM Auditor product to help technology staff control and protect the privacy of instant messaging within a private network. A private network is one that is self-contained within an organization and can include remote access using secure login procedures. The IM Auditor is designed to preserve the integrity of text messages within the system. According to company reports, IM Auditor deals with both inbound and outbound security threats that can result in security breaches, productivity loss and information leakage.

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

As of March 31, 2011, our officer and directors beneficially owned 52,500,000 shares of our common stock in the aggregate, or approximately 67.57% of our issued and outstanding common stock. As a result, our officer and directors will have significant influence to:

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

ADDITIONAL ISSUANCES OF OUR SECURITIES MAY RESULT IN IMMEDIATE DILUTION TO EXISTING SHAREHOLDERS.

We are authorized to issue up to 100,000,000 shares of common stock, $0.001 par value, and 20,000,000 shares of blank check preferred stock, $0.001 par value, of which 77,700,000 shares of common stock and no shares of preferred stock are currently issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common and preferred stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. We may issue shares in connection with financing arrangements or otherwise. Any such issuances will result in immediate dilution to our existing shareholders' interests, which will negatively affect the value of your shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

EXECUTIVE OFFICES

We do not own interests in any real property. We currently rent office space at a business center located at Suite 100, 2377 Gold Meadow Way, Gold River, CA 95670. We believe this space is sufficient for our purposes and will be sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 4. [REMOVED AND RESERVED].

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR SECURITIES

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol "XCLL" On March 31, 2011, the closing price for our Common Stock as reported on the OTCBB was unavailable as our Common Stock has not traded.

The high and the low bid prices for our Common Stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended March 31, 2011 (no quotes are available for the previous fiscal year as our stock has not traded ):

                    For the Fiscal Year Ended March 31, 2011

               For the Quarter ended              High        Low
               ---------------------              ----        ---
               June 30                             N/A        N/A
               September 30                        N/A        N/A
               December 31                         N/A        N/A
               March 31                            N/A        N/A

HOLDERS OF OUR COMMON STOCK

On June 21, 2011, the shareholders' list of our common stock showed 38 registered shareholder and 77,700,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of March 31, 2011, we had not adopted an equity compensation plan and had not granted any stock options.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

OVERVIEW

We have not generated any revenue from our business operations to date. We do not anticipate that we will generate revenues until we complete development and deployment of our hosted service, client software and enterprise messaging product. Accordingly, we must raise cash from sources other than our operations in order to implement our business and marketing plans.

However, to date, we have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors' preference would be to obtain additional funding to develop our enterprise messaging product, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

We have had preliminary discussions with potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction as of the date of this annual report. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

RELATED PARTIES

The  Company  follows   subtopic   850-10  of  the  FASB  Accounting   Standards
Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involvedb. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

COMMITMENT AND CONTINGENCIES

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

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

There were no potentially dilutive shares outstanding as of March 31, 2011 or 2010.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from December 27, 2007 (date of inception), through March 31, 2011.

EXPENSES

Our expenses for the twelve month periods ended March 31, 2011 and 2010, were $12,815and $32,722, respectively. During the period from December 27, 2007 (date of inception), through March 31, 2011, we incurred expenses of $55,144. These expenses were comprised primarily of professional fees and general and administrative expenses.

NET INCOME (LOSS)

Our net loss for the twelve-month periods ended March 31, 2011, and 2010, were $12,815 and $32,722, respectively. During the period from December 27, 2007 (date of inception), through March 31, 2011, we incurred a net loss of $55,144. This loss consisted of professional fees and general and administrative expenses. Since inception, we have sold 77,700,000 shares of common stock.

OFF BALANCE SHEET TRANSACTIONS

We have had no off balance sheet transactions.

SIGNIFICANT EQUIPMENT

We do not intend to purchase or sell any plant or significant equipment for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2011, reflects assets of $3,761 in the form of cash and prepaid expenses. Since inception, we have sold 77,700,000 shares of common stock with gross proceeds of $51,000. Cash resources provided from our capital formation activities have, from inception, been sufficient to provide the working capital necessary to operate our Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                XCELMOBILITY INC.
                  (Formerly Advanced Messaging Solutions Inc.)

                             March 31, 2011 and 2010

                          Index to Financial Statements

Contents.                                                                Page(s)
---------                                                                -------

Report of Independent Registered Public Accounting Firm................     23

Balance Sheets at March 31, 2011 and 2010..............................     24

Statements of Operations for the Fiscal Years Ended March 31, 2011
and 2010 and for the Period from December 27, 2007 (Inception)
through March 31, 2011 ................................................     25

Statement of  Stockholders'  Equity  (Deficit)  for the Period from
December 27, 2007 (Inception) through March 31, 2011 ..................     26

Statements of Cash Flows for the Fiscal Years Ended March 31, 2011
and 2010 and for the Period from December 27, 2007 (Inception)
through March 31, 2011.................................................     27

Notes to the Financial Statements......................................     28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of XcelMobility Inc.
(Formerly Advanced Messaging Solutions Inc.)
(A Development Stage Company)
Gold River, California

We have audited the accompanying balance sheets of XcelMobility Inc., (formerly Advanced Messaging Solutions Inc.) a development stage company, (the "Company") as of March 31, 2011 and 2010 and the related statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years then ended, and for the period from December 27, 2007 (inception) through March 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010 and the results of its operations and its cash flows for the fiscal years then ended, and for the period from December 27, 2007 (inception) through March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at March 31, 2011 and had a net loss and net cash used in operating activities for the fiscal year then ended, with no revenues earned since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Li & Company, PC
----------------------------------
Li & Company, PC

Skillman, New Jersey
June 21, 2011

                                XCELMOBILITY INC.
                  (Formerly Advanced Messaging Solutions Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                            March 31,          March 31,
                                                                              2011               2010
                                                                            --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                                      $  2,160           $ 20,131
  Prepaid expenses                                                             1,601                240
                                                                            --------           --------
Total current assets                                                           3,761             20,371
                                                                            --------           --------

Total assets                                                                $  3,761           $ 20,371
                                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                          $  7,805           $ 11,600
  Due to stockholder                                                             100                100
                                                                            --------           --------
Total current liabilities                                                      7,905             11,700
                                                                            --------           --------

Total liabilities                                                              7,905             11,700
                                                                            --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock: $0.001 par value; 20,000,000 shares authorized;
   no shares issued or Outstanding                                                --                 --
  Common stock: $0.001 par value; 100,000,000 shares authorized;
   77,700,000 shares issued and Outstanding                                   77,700             77,700
  Additional paid-in capital                                                 (26,700)           (26,700)
  Deficit accumulated during the development stage                           (55,144)           (42,329)
                                                                            --------           --------
Total stockholders' equity (deficit)                                          (4,144)             8,671
                                                                            --------           --------

Total liabilities and stockholders' equity (deficit)                        $  3,761           $ 20,371
                                                                            ========           ========


               See accompanying notes to the financial statements.

                                XCELMOBILITY INC.
                  (Formerly Advanced Messaging Solutions Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                      From
                                                                                                December 27, 2007
                                                           Fiscal Year         Fiscal Year        (Inception)
                                                             Ended               Ended              through
                                                            March 31,           March 31,           March 31,
                                                              2011                2010                2011
                                                          ------------        ------------        ------------
REVENUE                                                   $         --        $         --        $         --
                                                          ------------        ------------        ------------
OPERATING EXPENSES
  Professional fees                                              5,250              27,132              39,382
  General and administrative                                     7,565               5,590              15,762
                                                          ------------        ------------        ------------

Loss before income taxes                                       (12,815)            (32,722)            (55,144)

Provision for income taxes                                          --                  --                  --
                                                          ------------        ------------        ------------

Net loss                                                  $    (12,815)       $    (32,722)       $    (55,144)
                                                          ============        ============        ============
Net loss per common share -
 basic and diluted                                        $      (0.00)       $      (0.00)
                                                          ============        ============

Weighted average number of common shares outstanding -
  Basic and diluted                                         77,700,000          77,700,000
                                                          ============        ============


               See accompanying notes to the financial statements.

                                XCELMOBILITY INC.
                  (Formerly Advanced Messaging Solutions Inc.)
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
    For the period from December 27, 2007 (Inception) through March 31, 2011

                                                                              Deficit
                                                                            Accumulated       Total
                                         Common Stock          Additional    During the    Stockholders'
                                     ---------------------      Paid in     Development       Equity
                                     Shares         Amount      Capital        Stage         (Deficit)
                                     ------         ------      -------        -----         ---------
Inception, December 27, 2007       52,500,000       $52,500     $(37,500)     $     --       $ 15,000

Net income                                                                          --             --
                                   ----------       -------     --------      --------       --------

Balance, March 31, 2008            52,500,000        52,500      (37,500)           --         15,000

Shares issued at $0.05 per
 share from September 16, 2008
 to December 29, 2008              25,200,000        25,200       10,800            --         36,000

Net loss                                                                        (9,607)        (9,607)
                                   ----------       -------     --------      --------       --------

Balance, March 31, 2009            77,700,000        77,700      (26,700)       (9,607)        41,393

Net loss                                                                       (32,722)       (32,722)
                                   ----------       -------     --------      --------       --------

Balance, March 31, 2010            77,700,000        77,700      (26,700)      (42,329)         8,671

Net loss                                                                       (12,815)       (12,815)
                                   ----------       -------     --------      --------       --------

Balance, March 31, 2011            77,700,000        77,700      (26,700)     $(55,144)      $ (4,144)
                                   ==========       =======     ========      ========       ========


               See accompanying notes to the financial statements.

                                XCELMOBILITY INC.
                  (Formerly Advanced Messaging Solutions Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                  From
                                                                                             December 27, 2007
                                                          Fiscal Year        Fiscal Year       (Inception)
                                                            Ended              Ended             through
                                                           March 31,          March 31,          March 31,
                                                             2011               2010               2011
                                                           --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(12,815)          $(32,722)          $(55,144)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities
    Prepaid expenses                                         (1,361)               599             (1,601)
    Accounts payable                                         (3,795)             7,600              7,805
                                                           --------           --------           --------

Net cash used in operating activities                       (17,971)           (24,523)           (48,940)
                                                           --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in due to stockholder                                 --                 --                100
  Proceeds from issuance of common stock                         --                 --             51,000
                                                           --------           --------           --------

Net cash provided by financing activities                        --                 --             51,100
                                                           --------           --------           --------

Net change in cash                                          (17,971)           (24,523)             2,160

Cash, beginning of the period                                20,131             44,654                 --
                                                           --------           --------           --------

Cash, end of the period                                    $  2,160           $ 20,131           $  2,160
                                                           ========           ========           ========

Supplemental disclosures of cash flow information

Cash paid for:
  Interest                                                 $     --           $     --           $     --
                                                           ========           ========           ========
  Income taxes                                             $     --           $     --           $     --
                                                           ========           ========           ========


               See accompanying notes to the financial statements.

                                XCELMOBILITY INC.
                  (Formerly Advanced Messaging Solutions Inc.)
                          (A Development Stage Company)
                             March 31, 2011 and 2010

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

XcelMobility Inc. (formerly Advanced Messaging Solutions Inc.) (a development stage company) ("Xcel" or the "Company") was incorporated under the laws of the State of Nevada on December 27, 2007. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company is engaged in the development and marketing of secure text messaging service for desktop computer users. The Company has generated no revenues since inception.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

RELATED PARTIES

The  Company  follows   subtopic   850-10  of  the  FASB  Accounting   Standards
Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involvedb. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

COMMITMENT AND CONTINGENCIES

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

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

There were no potentially dilutive shares outstanding as of March 31, 2011 or 2010.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $55,144 at March 31, 2011, a net loss of $12,815 and net cash used in operating activities of $17,971 for the year then ended with no revenues earned since inception.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

FREE OFFICE SPACE

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

On March 29, 2011, the Company effected a 35 for 1 forward stock split of all of its issued and outstanding shares of common stock. The forward split increased the number of the Company's issued and outstanding common stock to 77,700,000, from the current 2,220,000. The financial statements give retroactive effect to this forward stock split.

NOTE 6 - INCOME TAXES

DEFERRED TAX ASSETS

At March 31, 2011, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $55,144 that may be offset against future taxable income through 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $18,749 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $18,749.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $4,357 and $11,125 for the fiscal years ended March 31, 2011 and 2010, respectively.

Components of deferred tax assets at March 31, 2011 and 2010 are as follows:


                                                        March 31,      March 31,
                                                          2011           2010
                                                        --------       --------
Net deferred tax assets - Non-current:
  Expected income tax benefit from NOL carry-forwards   $ 18,749       $ 14,392
  Less valuation allowance                               (18,749)       (14,392)
                                                        --------       --------

Deferred tax assets, net of valuation allowance         $     --       $     --
                                                        ========       ========

INCOME TAXES IN THE STATEMENTS OF OPERATIONS

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                 For the Fiscal   For the Fiscal
                                                   Year Ended       Year Ended
                                                    March 31,        March 31,
                                                      2011             2010
                                                    --------         --------
Federal statutory income tax rate                     34.0%            34.0%
Change in valuation allowance on net operating
 loss carry-forwards                                 (34.0)%          (34.0)
Effective income tax rate                              0.0%             0.0%

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, our President (Principal Executive Officer and Principal Financial Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2011, our disclosure controls and procedures were effective, in that they provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

As of March 31, 2011, our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting described below which adversely affected our internal controls and which may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of March 31, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2012.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS.

Our officers and directors and their ages and positions are as follows:

            Name                     Age                 Position
            ----                     ---                 --------

     Jaime Brodeth                   44            President and Director

     Moses Carlo Supera Paez         28            Director

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended March 31, 2010 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial
          Officer, who were serving as executive officers at the end of the fiscal year ended March 31, 2011; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended March 31, 2011;

          (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

               Fiscal                                                 Non-Equity      Nonqualified
 Name and       Year                                                  Incentive         Deferred
 Principal     Ended                           Stock      Option        Plan         Compensation    All Other
 Position     July 31,  Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)   Earnings($)  Compensation($) Totals($)
 --------     --------  ---------  --------  ---------  ---------  ---------------   -----------  --------------- ---------
Mr. Jaime      2011         0         0          0          0             0                0             0            0
Brodeth (1)    2010         0         0          0          0             0                0             0            0

Notes:

(1) Mr. Brodeth has been our President and a Director since we were incorporated on December 27, 2007.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                           Stock Awards
          ----------------------------------------------------------------   ----------------------------------------------
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

 COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended March 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP OF HOLDINGS

The table below sets forth the number and percentage of shares of our common stock owned as of March 31, 2011 , by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                      Name and Address of          Amount and Nature         Percentage of
Title of Class        Beneficial Owner(2)       of Beneficial Ownership         Class(1)
--------------        -------------------       -----------------------         --------
Common Stock         Mr. Jaime Brodeth                26,250,000                 33.78%

Common Stock         Mr. Moses Carlo Supera Paez      26,250,000                 33.78%

all officers as
 a Group                                              52,500,000                 67.57%

----------
(1)  Based on 77,700,000 shares of our common stock outstanding.

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information regarding our equity compensation plans.


                               Number of                                            Number of securities
                         securities to be issued       Weighted-average         remaining available for future
                            upon exercise of           exercise price of            issuance under equity
                          outstanding options,        outstanding options,      compensation plans (excluding
Plan category             warrants and rights         warrants and rights      securities reflected in column (a)
-------------             -------------------         -------------------      ----------------------------------
                                 (a)                          (b)                             (c)
Equity compensation
plans approved by
security holders                 --                           --                               --

Equity compensation
plans not approved
by security holders              --                           --                               --

Total                            --                           --                               --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

As at March 31, 2011, there is a balance owing to a stockholder of the Company in the amount of $100.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the year ended March 31, 2011, Li & Company, PC billed us for $4,500 in audit fees. For the March 31, 2010, Li & Company, PC billed us for $4,500 in audit fees.

REVIEW FEES

Li & Company, PC billed us $2,250 for reviews of our quarterly financial statements in 2011 that are not reported under Audit Fees above.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit                             Description
-------                             -----------

3.1 Articles of Incorporation of Registrant (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on October 14, 2009, as amended by that Amendment to Articles of Incorporation attached as an exhibit to our Current Report on Form 8-K filed with the SEC on March 29, 2011, and incorporated herein by reference.)

3.2 Amended and Restated Bylaws. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on April 27, 2011 and incorporated herein by reference.)

10.1 Letter of Intent by and between Shenzhen CC Power Corporation and Advanced Messaging Solutions, Inc. (n/k/a XcelMobility Inc.), dated March 8, 2011. (Attached as an exhibit to our Current Report on Form 8-K originally filed with the SEC on March 9, 2011 and incorporated herein by reference)

31.1 Certification of the Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          XCELMOBILITY INC.


June 21, 2011                             By: /s/ Jaime Brodeth
                                              ----------------------------------
                                              Jaime Brodeth
                                              President and Director
                                              (Principal Executive Officer,
                                              Principal Financial Officer and
                                              Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

       Signatures                                Title                              Date
       ----------                                -----                              ----


/s/ Jaime Brodeth                       President and Director                  June 21, 2011
----------------------------------      (Principal Executive Officer,
Jaime Brodeth                           Principal Financial Officer and
                                        Principal Accounting Officer)



/s/ Moses Carlo Supera Paez             Director                                June 21, 2011
----------------------------------
Moses Carlo Supera Paez