Form 10-Q
period 2011-06-30
XcelMobility Inc.
filed 2011-08-19
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number 000-54333

XCELMOBILITY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0561888
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

2377 Gold Meadow Way, Suite 100, Gold River, CA, 95670
(Address of principal executive offices) (Zip Code)

(916) 526-2662
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [X]  Yes [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ]  Yes [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer (Do not check if smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [   ]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 15, 2011
Common stock, $.001 par value	60,000,000

XCELMOBILITY INC.
FORM 10-Q

INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Condensed Balance Sheets as of June 30, 2011 (Unaudited) and March 31, 2011 (Audited)	2
Condensed Statements of Operations for the three-month period ended June 30, 2011 and 2010 and for the period from December 27, 2007 (inception) to June 30, 2011 (Unaudited)	3
Condensed Statements of Cash Flows for the three-month period ended June 30, 2011 and 2010 and for the period from December 27, 2007 (inception) to June 30, 2011 (Unaudited)	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	13
Item 3. Qualitative and Quantitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Removed and Reserved	19
Item 5. Other Information	19
Item 6. Exhibits	19
Signatures	20

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on June 21, 2011.

As used in this Form 10-Q, “we,” “us,” and “our” refer to XcelMobility Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC.
(Formerly Advanced Messaging Solutions Inc.)
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
ASSETS	(Unaudited)
Current assets:
Cash	$32,795	$2,160
Prepaid expenses	1,601	1,601
Total Current Assets	34,396	3,761

Total Assets	$34,396	$3,761

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable & accrued expenses	$6,305	$7,805
Amount due to stockholder	100	100
Total Current Liabilities	6,405	7,905

Long-term liabilities:
Convertible promissory note	150,000	-
Interest payable for convertible promissory note	1,582	-
Total Liabilities	151,582	-

Total Liabilities	157,987	7,905

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Stockholders’ deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding June 30, 2011 and March 31, 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 77,700,000 issued and outstanding June 30, 2011 and March 31, 2011	77,700	77,700
Additional paid-in capital	(26,700)	(26,700)
Deficit accumulated during the development stage	(174,591)	(55,144)

Total Stockholders’ Deficit	(123,591)	(4,144)

Total Liabilities and Stockholders’ Deficit	$34,396	$3,761

See accompanying notes to unaudited condensed financial statements.

XCELMOBILITY INC.
(Formerly Advanced Messaging Solutions Inc.)
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

			December 27,
	For The	For The	2007
	Three Months	Three Months	(inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011
Revenues
Revenues	$-	$-	$-

Total revenues	-	-	-

General & Administrative Expenses	117,865	2,544	173,009
Interest expenses	1,582	-	1,582

Total General & Administrative Expenses	119,447	2,544	174,591

Net Loss	$(119,447)	$(2,544)	$(174,591)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	77,700,000	77,700,000	72,526,230

See accompanying notes to unaudited condensed financial statements.

XCELMOBILITY INC.
(Formerly Advanced Messaging Solutions Inc.)
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the		December 27,
	months	For the	2007 (inception)
	ended	months ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011
Cash flows from operating activities:

Net loss	$(119,447)	$(2,544)	$(174,591)

Changes in Assets and Liabilities:
Prepaid expense	-	102	(1,601)
Accounts payable & accrued expense	(1,500)	(5,420)	6,305
Interest expenses for Convertible Promissory Note	1,582	-	1,582

Net cash used in operating activities	(119,365)	(7,862)	(168,305)

Cash flows from financing activities
Convertible promissory note	150,000	-	150,000
Increase in amount due to stockholder	-	-	100
Proceeds from issuance of common stock	-	-	51,000

Net cash flows provided by financing activities	150,000	-	201,100

Net increase (decrease) in cash	30,635	(7,862)	32,795

Cash, beginning of period	2,160	20,131	-

Cash, end of period	$32,795	$12,269	$32,795

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements.

XCELMOBILITY INC.
(Formerly Advanced Messaging Solutions Inc.)
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (DECEMBER 27, 2007) THROUGH JUNE 30, 2011 AND 2010

Note 1- Basis of presentation

The accompanying unaudited condensed financial statements of the XcelMobility Inc. (formerly Advanced Messaging Solutions Inc.) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended March 31, 2011.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean XcelMobility Inc. included in these financial statements.

Note 2 - Organization and Description of Business

XcelMobility Inc. (a development stage company) ("Xcel" or the "Company") was incorporated under the laws of the State of Nevada on December 27, 2007. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company is engaged in the development and marketing of secure text messaging service for desktop computer users. The Company has generated no revenues since inception.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 (“FASB ASC 915”). Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Development Stage Company

The Company is a development stage company as defined by section FASB ASC 810-10-20.The Company devotes substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from the estimates. Due to the limited level of operations, the management has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

XCELMOBILITY INC.
(Formerly Advanced Messaging Solutions Inc.)
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (DECEMBER 27, 2007) THROUGH JUNE 30, 2011 AND 2010

Note 3 - Summary of Significant Accounting Policies - continued

Organizational Costs

Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expensed as incurred in accordance with FASB ASC 720-15, “Start-up Costs”, which has included in general & administrative expenses.

Fair value of financial instruments

The Company follows paragraph FASB ASC 825-10-50-10 for disclosures about fair value of its financial instruments and paragraph FASB ASC 820-10-35-37 (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

XCELMOBILITY INC.
(Formerly Advanced Messaging Solutions Inc.)
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (DECEMBER 27, 2007) THROUGH JUNE 30, 2011 AND 2010

Note 3 - Summary of Significant Accounting Policies - continued

Commitment and contingencies

The Company follows FASB ASC 450-20 to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Loss per share

Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for the convertible notes and preferred stock and the treasury stock method for warrants and options.

Income Taxes

The Company has adopted the provisions of FASB ASC 740, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

XCELMOBILITY INC.
(Formerly Advanced Messaging Solutions Inc.)
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (DECEMBER 27, 2007) THROUGH JUNE 30, 2011 AND 2010

Note 4 - Recent Changes in Accounting Standards

Recent Accounting Pronouncements

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 5 - Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 6 - Income Taxes

For the period ended June 30, 2011 and March 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $174,591 at June 30, 2011, and will expire in the year 2031. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30,	March 31,
Deferred tax asset attributable to:	2011	2011
Net operating loss carryover	$59,360	$18,749
Valuation allowance	(59,360)	(18,749)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is not expected, as such, a full valuation allowance against the net operating loss carry-forward has been provided as of June 30, 2011 and March 31, 2011. The valuation allowance increased $40,611 and $865 for the three months ended June 30, 2011 and 2010, respectively.

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation. No such amounts have been incurred or accrued through June 30, 2011 by the Company.

For the period ended June 30, 2011, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position. As of June 30, 2011, the Company did not accrue any interest and penalties.

XCELMOBILITY INC.
(Formerly Advanced Messaging Solutions Inc.)
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (DECEMBER 27, 2007) THROUGH JUNE 30, 2011 AND 2010

Note 7 - Amount Due to a Stockholder

The amounts due are unsecured, non-interest bearing, and due on demand.

Note 8 - Stockholders’ Deficit

On December 27, 2007 the Company issued 1,500,000 shares pre-split of its common stock at $0.01 per share to the company's directors for $15,000 in the form of stock subscription receivables, all of which were collected on April 22, 2008.

For the period from September 16, 2008 to December 29, 2008 the company sold 720,000 shares pre-split of its common stock at $0.05 per share for $36,000 to 36 individuals.

On March 29, 2011, the Company effected a 35 for 1 forward stock split of all of its issued and outstanding shares of common stock. The forward split increased the number of the Company's issued and outstanding common stock to 77,700,000, from 2,220,000. The financial statements give retroactive effect to this forward stock split.

Note 9 - Convertible Promissory Note

On April 15, 2011, the Company entered into and consummated the sale to Vintage Associates SA pursuant to Note Purchase Agreement (the “Note Purchase Agreement”) of Convertible Note due April 14, 2016 (the “Notes”) in the aggregate principal amount of $150,000. The Note pays 5% interest per annum and was recorded as interest expense. As of June 30, 2011, the Company recognized $1,582 as accrued interest.

At any time, prior to the maturity date, the Company and the Holder of the Note may mutually agree on a date to convert in whole or in part the Debt into shares of common stock of the Company on the following terms:

Holder of the note will be issued share units comprising of one common share to be purchased at a price of $0.5, and one warrant that is convertible into one common share at a price of $1.00, and expires two years from the date of the RTO is completed, and one warrant that is convertible into one common share at a price of $1.5, and expires three years from the date the RTO is completed.

At June 30, 2011, the carrying value of the Note with interest was $151,582.

XCELMOBILITY INC.
(Formerly Advanced Messaging Solutions Inc.)
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (DECEMBER 27, 2007) THROUGH JUNE 30, 2011 AND 2010

Note 10 - Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for the convertible notes and preferred stock and the treasury stock method for warrants and options. The following table sets forth the computation of basic and diluted net loss per share:

			December
	For The	For The	27, 2007
	Three Months	Three Months	(inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011
Net loss available for common shareholders - basic	$(119,447)	$(2,544)	$(174,591)
Net loss available for common shareholders - diluted	$(119,447)	$(2,544)	$(174,591)

Weighted average outstanding shares of common stock	77,700,000	77,700,000	72,526,230
Diluted weighted average outstanding shares	77,700,000	77,700,000	72,526,230
Loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)

XCELMOBILITY INC.
(Formerly Advanced Messaging Solutions Inc.)
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (DECEMBER 27, 2007) THROUGH JUNE 30, 2011 AND 2010

Note 10 - Loss Per Share - continued

The computation of basic loss per share for the three months ended June 30, 2011 and 2010 and for the period from inception (December 27, 2007) through June 30, 2011 and 2010 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

			December 27,
	For The	For The	2007
	Three Months	Three Months	(inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Warrants outstanding	250,000	-	250,000
Convertible promissory notes outstanding	300,000	-	300,000

	550,000	-	550,000

For the three months ended June 30, 2011 and 2010, no convertible notes and warrants were included in the calculation of the Company's diluted loss per share because the Company reported net losses from continuing operations.

For the period from December 27, 2007(inception) through June 30, 2011 and 2010, no convertible notes and warrants were included in the calculation of the Company's diluted loss per share because the Company reported net losses from continuing operations.

XCELMOBILITY INC.
(Formerly Advanced Messaging Solutions Inc.)
(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (DECEMBER 27, 2007) THROUGH JUNE 30, 2011 AND 2010

Note 11 – Subsequent Events

Share Exchange Agreement

On July 5, 2011, the Company entered into a voluntary share exchange agreement (the “Exchange Agreement”) with Shenzhen CC Power Corporation, a company organized under the laws of The People's Republic of China (“CC Power”), CC Mobility Limited, a company organized under the laws of Hong Kong (“CC Mobility”) and the shareholders of CC Mobility (“Selling Shareholders”). Pursuant to the Exchange Agreement, at closing the Company will issue shares of its common stock to the Selling Shareholders representing no less than 50.5% of the Company’s issued and outstanding common stock in exchange for 100% of the issued and outstanding capital stock of CC Mobility. CC Mobility will become the Company’s wholly-owned subsidiary, and the Company will control the business and operations of CC Power.

Convertible Promissory Note

On July 14, 2011, the Company entered into and consummated the sale to First Capital A.G. pursuant to Note Purchase Agreement (the “Note Purchase Agreement”) of Convertible Note due July 13, 2016 (the “Notes”) in the aggregate principal amount of $350,000. The Note pays 5% interest per annum and was recorded as interest expense.

Unless earlier converted into common stock mentioned below, if within twelve months of the date hereof the Company completes a financing yielding aggregate gross proceeds or borrowings to the Company of at least one million five hundred thousand dollars (excluding any proceeds or borrowings associated with the exchange contemplated hereby) (the “Qualified Financing”), the Holder agrees to exchange the Debt simultaneously with the initial closing of such Qualified Financing as follows:

(a)

In the event of a debt Qualified Financing (“Qualified Debt Financing”), the Holder may at its option exchange in whole or in part this Note for a promissory note (or other evidence of indebtedness) in the same form and with the same terms and conditions as those issued in such Qualified Debt Financing and in a principal amount equal to the then outstanding Debt.

(b)

In the event of an equity Qualified Financing (“Qualified Equity Financing”), the Holder may at its option convert the Debt into shares of capital stock of the same class and series and with the same rights, preferences and privileges as those issued in such Qualified Equity Financing, at a price per share equal to the purchase price paid by investors in such Qualified Equity Financing.

At any time, prior to the maturity date, the Company and the Holder of the Note may mutually agree on a date to convert in whole or in part the Debt into shares of common stock of the Company on the following terms:

Holder of the note will be issued share units comprising of one common share to be purchased at a price of $0.5, and one warrant that is convertible into one common share at a price of $1.00, and expires two years from the date of the RTO is completed, and one warrant that is convertible into one common share at a price of $1.5, and expires three years from the date the RTO is completed.

Share Cancellation

On August 11, 2011, Moses Carlo Supera Paez, a director and shareholder of the Company, surrendered 17,700,000 shares of common stock for cancellation. As of August 11, 2011, the number of issued and outstanding common stock was 60,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this quarterly report. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Background and Prior Operations

We were incorporated in the state of Nevada on December 27, 2007 under the name “Advanced Messaging Solutions, Inc.” Our initial goal was to develop and market secure instant messaging software for desktop computer users, with our products to be targeted towards instant messaging and file sharing using an encrypted transmission format. We intended to use an e-commerce approach where customers would be able to download our products from our website. We have not generated any revenue from our business operations to date. We do not anticipate that we will generate revenues until we complete development and deployment of our hosted service, client software and enterprise messaging product. Accordingly, we must raise cash from sources other than our operations in order to implement our business and marketing plans.

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

Although our Board of Directors’ preference would be to obtain additional funding to develop our enterprise messaging product, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

We have had preliminary discussions with potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction as of the period covered by this quarterly report. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

To that end, on March 8, 2011, we entered into a non-binding letter of intent (“LOI”) with Shenzhen CC Power Corporation, a People’s Republic of China company (“CC Power”), in connection with a proposed share exchange transaction by and between the Company and CC Power (the “Share Exchange”). CC Power provides mobile phones and internet products through monthly subscriptions to large cellular phone carriers and OEM partners. As part of the Share Exchange, it is contemplated that the Company shall issue to the shareholders of CC Power or their legal nominees, fifty and one half percent (50.5%) of the outstanding common stock of the Company. Upon the closing of the Share Exchange, the LOI contemplates that CC Power shall become a wholly-owned subsidiary of the Company.

On March 29, 2011, we amended our Articles of Incorporation to change our name from “Advanced Messaging Solutions, Inc.” to “XcelMobility Inc.” and we effected a 35-for-1 forward stock split of all of our issued and outstanding shares of common stock.

Subsequent Event

As contemplated under the LOI, on July 5, 2011, we entered into a voluntary share exchange agreement (the “Exchange Agreement”) with CC Power, CC Mobility Limited, a company organized under the laws of Hong Kong (“CC Mobility”) and the shareholders of CC Mobility (“Selling Shareholders”). Pursuant to the Exchange Agreement, at closing we will issue shares of our common stock to the Selling Shareholders representing no less than 50.5% of our issued and outstanding common stock in exchange for 100% of the issued and outstanding capital stock of CC Mobility. CC Mobility will become our wholly-owned subsidiary, and we will control the business and operations of CC Power.

Subsequent to our fiscal quarter ended June 30, 2011, on August 11, 2011, Moses Carlo Supera Paez, our director and shareholder, surrendered 17,700,000 shares of our common stock for cancellation. As of August 11, 2011, the number of our issued and outstanding common stock is 60,000,000.

On July 14, 2011, we entered into a convertible promissory note (the “Note”) in the amount of $350,000 due July 13, 2016. The holder of the Note (“Holder”) will provide up to $350,000 to us upon our request for a draw on such funds. The Holder can, at its discretion, either provide the funds to us in accordance with our request, or provide us with a written response that the funds are no longer available. On July 20, 2011, we drew down $150,000 on the Note. The Note carries an interest rate of 5% per annum. At the mutual agreement of both the Company and the Holder, the outstanding debt under the Note can be converted in whole or in part into shares of our common stock on the following terms: one share of common stock at a price of $0.50 per share, one warrant convertible into one share of common stock at a price of $1.00 per share (with a two year expiration date), and one warrant convertible into one share of common stock at a price of $1.50 per share (with a three year expiration date ).

In addition, unless earlier converted in accordance with the foregoing sentence, if within twelve months of the date of the Note, we complete a financing yielding aggregate gross proceeds or borrowings of at least one million five hundred thousand dollars (the “Qualified Financing”), the Holder shall agree to exchange the debt then outstanding simultaneously with the initial closing of such Qualified Financing as follows: (a) in the event of a debt Qualified Financing (“Qualified Debt Financing”), the Holder may at its option exchange in whole or in part the Note for a promissory note (or other evidence of indebtedness) in the same form and with the same terms and conditions as those issued in such Qualified Debt Financing and in a principal amount equal to the then outstanding debt; (b) in the event of an equity Qualified Financing (“Qualified Equity Financing”), the Holder may at its option convert the debt into shares of capital stock of the same class and series and with the same rights, preferences and privileges as those issued in such Qualified Equity Financing, at a price per share equal to the purchase price paid by investors in such Qualified Equity Financing.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed on June 21, 2011.

Comparison of the three-month periods ended June 30, 2011 and June 30, 2010, and from December 27, 2007 (date of inception) to June 30, 2011

Revenues

We had no revenues for the period from December 27, 2007 (date of inception), through June 30, 2011.

Expenses

Our total operating expenses increased by $116,903 or 46 times to $119,447 for the three months ended June 30, 2011 from $2,544 during the same period in 2010. This increase was primarily due to the increase of legal and professional fees of $97,000 and travel expenses of $16,000. During the period from December 27, 2007 (date of inception), through June 30, 2011, we incurred expenses of $174,591. These expenses were comprised primarily of professional fees and general and administrative expenses.

Net Loss

Our net loss for the three-month periods ended June 30, 2011, and 2010, were $119,447 and $2,544, respectively. During the period from December 27, 2007 (date of inception), through June 30, 2011, we incurred a net loss of $174,591. This loss consisted of professional fees and general and administrative expenses. Since inception, we have sold 77,700,000 shares of common stock.

Off Balance Sheet Transactions

We have had no off balance sheet transactions.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2011, reflects assets of $34,396 in the form of cash and prepaid expenses and working capital of $27,991. Since inception, we have sold 77,700,000 shares of common stock with gross proceeds of $51,000. Cash resources provided from our capital formation activities have, from inception, been sufficient to provide the working capital necessary to operate our Company. For the three-month period ended June 30, 2011, we used net cash of $119,365 in operating activities, had net cash provided by financing activities of $150,000.

On April 15, 2011 and subsequent to our quarter ended June 30, 2011, on July 14, 2011, we entered into convertible promissory notes with two separate parties (each a “Holder” and collectively, the “Holders”) in the amount of $150,000 (the “April Note”) and $350,000 (the “July Note”), respectively (the April Note and the July Note, collectively, the “Notes”). We have received $150,000 pursuant to the April Note. The Holder of the July Note will provide us with up to $350,000 upon our request for a draw on such funds. The Holder of the July Note can, at its discretion, either provide the funds to us in accordance with our request, or provide us with a written response that the funds are no longer available. On July 20, 2011, we drew down $150,000 on the July Note.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. We require additional capital, and we may have to issue debt or equity or enter into a strategic arrangement with a third party to obtain such capital. There can be no assurance that additional capital will be available to us, or if available, on terms satisfactory to us. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report included in our Annual Report on Form 10-K filed on June 21, 2011 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Critical Accounting Policies

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

Basis of Presentation

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 (“FASB ASC 915”). Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Development Stage Company

The Company is a development stage company as defined by section FASB ASC 810-10-20. The Company devotes substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from the estimates. Due to the limited level of operations, the management has not had to make material assumptions or estimates other than the assumptionthat the Company is a going concern.

Organizational Costs

Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expensed as incurred in accordance with FASB ASC 720-15, “Start-up Costs”, which has included in general & administrative expenses.

Fair value of financial instruments

The Company follows paragraph FASB ASC 825-10-50-10 for disclosures about fair value of its financial instruments and paragraph FASB ASC 820-10-35-37 (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Commitment and contingencies

The Company follows FASB ASC 450-20 to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Loss per share

Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for the convertible notes and preferred stock and the treasury stock method for warrants and options.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President (who is our Principal Executive Officer and also our Principal Financial Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2011 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)

We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)

We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

iii)

We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Our present management feels the weaknesses identified above have not had any material affect on our financial results. We will endeavor to correct the above noted weaknesses in internal controls once we have adequate funds to do so. With the addition of other staff, the segregation of duties issue will be addressed and will no longer be a concern to management. Having a written policy manual outlining the duties of each of our officers and employees will facilitate better internal control procedures.

Our present management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 15, 2011 and July 14, 2011, we entered into convertible promissory notes with two separate parties (each a “Holder” and collectively, the “Holders”) in the amount of $150,000 (the “April Note”) and $350,000 (the “July Note”), respectively (the April Note and the July Note, collectively, the “Notes”).

We have received $150,000 pursuant to the April Note. The Holder of the July Note will provide up to $350,000 to us upon our request for a draw on such funds. The Holder of the July Note can, at its discretion, either provide the funds to us in accordance with our request, or provide us with a written response that the funds are no longer available. On July 20, 2011, we drew down $150,000 on the July Note.

Both Notes carry an interest rate of 5% per annum with a maturity dates five years from the date of the Notes. At the mutual agreement of both the Company and each Holder, the outstanding debt under the Notes can be converted in whole or in part into shares of our common stock on the following terms: one share of common stock at a price of $0.50 per share, one warrant convertible into one share of common stock at a price of $1.00 per share (with a two year expiration date), and one warrant convertible into one share of common stock at a price of $1.50 per share (with a three year expiration date ).

In addition, unless earlier converted in accordance with the foregoing sentence, if within twelve months of the date of the Notes, we complete a financing yielding aggregate gross proceeds or borrowings of at least one million five hundred thousand dollars (the “Qualified Financing”), the Holders shall each agree to exchange the debt then outstanding simultaneously with the initial closing of such Qualified Financing as follows: (a) in the event of a debt Qualified Financing (“Qualified Debt Financing”), the Holder may at its option exchange in whole or in part the Note for a promissory note (or other evidence of indebtedness) in the same form and with the same terms and conditions as those issued in such Qualified Debt Financing and in a principal amount equal to the then outstanding debt; (b) in the event of an equity Qualified Financing (“Qualified Equity Financing”), the Holder may at its option convert the debt into shares of capital stock of the same class and series and with the same rights, preferences and privileges as those issued in such Qualified Equity Financing, at a price per share equal to the purchase price paid by investors in such Qualified Equity Financing.

The foregoing description of the terms and conditions of the Notes does not purport to be complete and is qualified in its entirety by reference to the full text of the Form of Convertible Promissory Note, a copy of which is attached hereto as Exhibit 10.1 and is incorporated by reference herein.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Share Exchange Agreement, dated July 5, 2011(Incorporated by reference to our Current Report on Form 8-K filed on July 6, 2011).
3.1

Articles of Incorporation (Incorporated by reference to our Registration  Statement  on Form S-1  originally  filed on October  14,  2009,  as  amended  by  that  Amendment  to  Articles  of Incorporation  attached as an exhibit to our Current Report on Form 8-K filed on March  29,  2011).

3.2	Amended and Restated Bylaws (Incorporated by reference to our Current Report on Form 8-K filed on April 27, 2011).
10.1*	Form of Convertible Promissory Note
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed herewith.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCELMOBILITY INC.

Dated: August 19, 2011	/s/ Jaime Brodeth
By: Jaime Brodeth
Its: President
(Principal Executive Officer, Principal Financial Officer &
Principal Accounting Officer)