Form 10-Q
period 2011-09-30
XcelMobility Inc.
filed 2011-11-15
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number 000-54333

XCELMOBILITY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0561888
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

303 Twin Dolphins Drive, Suite 600, Redwood City, CA, 94065
(Address of principal executive offices) (Zip Code)

(650) 632-4210
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ x ] Yes     [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
[ x ] Yes     [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[ x ] Smaller reporting
		(Do not check if smaller	company
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes     [ x ] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2011
Common stock, $.001 par value	60,000,000

XCELMOBILITY INC.
FORM 10-Q

INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	4
Condensed Consolidated Balance Sheet as of September 30, 2011(unaudited) and December 31, 2010	6
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010 (unaudited)	7
Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	9
Notes to Unaudited Consolidated Condensed Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	27
Item 3. Qualitative and Quantitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Removed and Reserved	34
Item 5. Other Information	34
Item 6. Exhibits	34
Signatures	37

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Current Report on Form 8-K filed on September 6, 2011.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheet as of September 30, 2011(unaudited) and December 31, 2010	6

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010 (unaudited)	7

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	9

Notes to Unaudited Consolidated Condensed Financial Statements	10-26

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets:

Cash	$700,648	$8,834
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	-	1,421

Other receivables, net of allowance for doubtful accounts of $3,448 and $3,340, respectively	5,376	6,616

Prepaid expenses	13,494
Amount due from shareholder	-	30,693
Current assets of discontinued operations	-	71,684
Total Current Assets	719,518	119,248

Property and Equipment, net of accumulated depreciation of $78,858 and $77,307, respectively	34,047	29,217
Non-current assets of discontinued operations	-	30,022
Total Assets	$753,565	$178,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:

Accounts payable	$6,305	-
Advances from customers	1,407	$1,363
Other payables and accrued expenses	146,990	3,760
Other taxes payable	814	9,067
Deferred revenue	56,680	33,102
Current liabilities of discontinued operations	-	5,416
Total Current Liabilities	212,196	52,708

Convertible notes	800,000	-
Accrued interest	8,171	-
Deferred revenue	22,426	11,280
Total Liabilities	1,042,793	63,988

XcelMobility's Shareholders' Equity

Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2011 and December 31, 2010	-	-

Common stock, $0.001 par value, 100,000,000 shares authorized; 60,000,000 and 77,700,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010	60,000	77,700

Additional paid in capital	70,979	268,164
Accumulated deficit	(453,179)	(296,431)
Accumulated other comprehensive income	32,972	22,798
Total XcelMobility's Shareholders' Equity	(289,228)	72,231
Non-controlling interest related to discontinued operations	-	42,268

TOTAL EQUITY	(289,228)	114,499
TOTAL LIABILITIES AND EQUITY	$753,565	$178,487

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Internet accelerator software	$4,137	$36,211	$43,323	$79,591

Cost of Revenue
Internet accelerator software	275	21,699	29,262	52,336
Business tax and surcharges	227	1,911	2,383	4,139
	502	23,610	31,645	56,475
Gross Profit	3,635	12,601	11,678	23,116

Operating Expenses:

Selling expenses	3,885	7,901	11,133	21,728
General and administrative expenses	178,930	3,614	195,693	34,765
Total Operating Expenses	182,815	11,515	206,826	56,493
Loss from Operations	(179,180)	1,086	(195,148)	(33,377)
Other Income/ (Expenses):
Interest income	74	17	74	90
Interest expense	(5,406)	73	(5,406)	-
Other income (expense)	12,989	(116)	12,844	(116)
Total Other Income /(Expenses)	7,657	(26)	7,512	(26)

(Loss) income before income tax	(171,523)	1,060	(187,636)	(33,403)
Income tax expense	-	-	-	-

(Loss) income from continuing operation	$(171,523)	1,060	$(187,636)	(33,403)

Discontinued Operation:

Income from discontinued operation	23,046	7,101	27,113	19,368
Gain (loss) on disposal of interest in subsidiary	(4,766)	-	4,134	-
Income attributable to Non-controlling Interest	-	2,840	1,626	7,747
Net income from discontinued operation	18,280	4,261	29,621	11,621

Net (loss) income attributable to XcelMobility	$(153,243)	$5,321	$(158,015)	$(21,782)

Net (loss) income attributable to XcelMobility:
(Loss) income from continuing operations	$(171,523)	$1,060	$(187,636)	$(33,403)

Income from discontinued operations	18,280	7,101	31,247	19,368
Less: income attributable to non-controlling interest	-	2,840	1,626	7,747
Net income from discontinued operation attributable to XcelMobility	18,280	4,261	29,621	11,621
Net (loss) income attributable to XcelMobility	$(153,243)	$5,321	$(158,015)	$(21,782)

Net (Loss) Income	$(153,243)	$8,161	$(156,389)	$(14,035)
Foreign currency translation adjustment	5,465	1,618	10,174	2,087
Comprehensive Income attributable to Non- controlling interest	-	3,348	1,424	8,487
Comprehensive Income (Loss)	$(147,778)	$13,127	$(144,791)	$(3,461)

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

Basic and diluted loss per share attributable to XcelMobility shareholders:

Continuing operation	$-	$-	$-	$-
Discontinued operation	-	-	-	-
Basic and diluted loss per share attributable to XcelMobility shareholders	$-	$-	$-	$-
Basic and diluted weighted average number of shares outstanding	67,888,043	77,700,000	74,393,407	77,700,000

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities:
Net (Loss)	$(156,389)	$(14,035)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,084	13,536
Gain on disposal of interest in subsidiary	(4,134)	-
Gain on disposal of property and equipment	-	(322)
Investment income from equity investment in affiliate	(27,054)	-
Changes in current assets and liabilities:
Trade accounts receivable, net	1,444	-
Other receivable and prepayment	(10,304)	(88)
Advances from customers	-	(46,067)
Accrued interest	5,406	-
Tax payable	(8,726)	931
Other payables and accrued expenses	142,039	(14,622)
Deferred revenue	32,767	28,247
Net cash used in continuing operating activities	(15,867)	(32,420)
Net cash used in discontinued operating activities	(529)	(5,229)
Net Cash Used In Operating Activities	(16,396)	(37,649)

Cash Flows from Investing Activities:
Purchase of property, and equipment, net of value added tax refunds received	(12,898)	(636)
Cash acquired in CC Mobility and XcelMobility	193,852	-
Proceeds from disposal of ownership interest in affiliate	92,347	-

Net Cash Provided By (Used In) Investing Activities	273,301	(636)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes payable	400,000	-
Amount due from shareholder	32,343	-

Net Cash Provided By Financing Activities	432,343	-

Effect of Exchange Rate Changes on Cash	2,566	1,358

Net Change in Cash	691,814	(36,927)
Cash at Beginning of Period	8,834	98,150
Cash at End of Period	$700,648	61,220

Supplemental Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Convertible notes payable assumed from the reverse merger	$400,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

1. Organization and Nature of Business

XcelMobility Inc.
XcelMobility Inc. (a development stage company) ("Xcel" or the "Company") was incorporated under the laws of the State of Nevada on December 27, 2007. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. The Company has generated no revenues since inception.

Share Cancellation
On August 11, 2011, Moses Carlo Supera Paez, a director and shareholder of the Company, surrendered 17,700,000 shares of common stock for cancellation. Further, on August 30, 2011, Mr. Paez surrendered an additional 7,350,000 shares of our common stock for cancellation and Mr. Jaime Brodeth, one of our former directors and a shareholder, surrendered 22,950,000 shares of our common stock for cancellation. As such, immediately prior to the Exchange Transaction as further discussed in detail later and after giving effect to the foregoing cancellations, the Company had 29,700,000 shares of common stock issued and outstanding. Immediately after the Exchange Transaction, the Company had 60,000,000 shares of common stock issued and outstanding.

CC Mobility Limited
CC Mobility Limited ("CC Mobility”), a company organized under the laws of Hong Kong, was formed on May 3, 2011 and has authorized capital of 10,000 shares with registered capital of HK$10,000 at HK$1 per share. At formation, CC Mobility Limited has issued 560 shares to CC Wireless Limited, a company organized under the laws of Hong Kong, and 440 shares to Sheen Ventures Limited, a company organized under the laws of Hong Kong. The Company is a holding company formed for the purpose of acquiring a target company to effect a reverse merger with a U.S. reporting company. The reverse merger was completed on August 30, 2011.

CC Power Investment Consulting Co Ltd.
Shenzhen CC Power Investment Consulting Co. Ltd. (“CC Investment”), a wholly-owned subsidiary of CC Mobility, was incorporated on July 27, 2011 under the laws of the People’s Republic of China (“PRC”) as a wholly foreign owned limited liability company. The required registered capital is $2,000,000 and as of September 30, 2011, the registered capital has not been received.

Shenzhen CC Power Corporation
Shenzhen CC Power Corporation (“CC Power’, the Company) is a Chinese enterprise organized in the PRC on March 13, 2003 in accordance with the Laws of the People’s Republic of China. The required registered capital of the Company was approximately $1,547,000 (RMB 10,000,000) and as of September 30, 2011, the Company has paid up approximately $346,000 (RMB2, 526,000). In March 2011, Mr. Ryan Ge sold his 5% ownership in CC Power to the other shareholder, Xili Wang (“CC Power Shareholder”). Ms. Wang holds 100% ownership interest in CC Power as of September 30, 2011.

CC Power is primarily engaged in the research, development and commercialization of applications for mobile devices that access the Internet utilizing mobile phone networks. CC Power’s principal activity is the design, testing sale and support of software to support mobile internet applications on cellular phones, smart phones, tablets and mobile computers in China. The principal product designed and built by CC Power is its Mach 5 Accelerator. This product has been independently tested by all 3 mobile phone carriers in China and accesses the internet 5 times faster than with other mobile browsers. The speed of the Mach 5 browser enables CC Power to develop other mobile software that can leverage off the Mach 5 products speed of processing. In order to support CC Power products the Company has built a series of server locations throughout China. CC Power sells its products to corporations directly, to individual users via the company’s website and retail locations, through distribution agents and through all three mobile phone carriers in China.

As noted above, the primary purpose of CC Power is to develop software that allows user faster access to the Internet. CC Power’s primary focus is in the mobile Internet market, with a focus on providing software that significantly increases the speed that users of smartphones, tablets and laptops can access the Internet over cellular phone networks. CC Power also uses their technology to increase the speed at which users of Virtual Private Networks can access data from their networks.

CC Power had 60% equity interest in Shenzhen Nanovision Technology Ltd. (“Nanovision”) as of December 31, 2010. On June 15, 2011, CC Power sold 25% of its ownership in Nanovision. In August 2011, CC Power sold its remaining 35% interest in Nanovision, after the disposition, CC Power has neither ownership nor involvement in Nanovision.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

Share Exchange Agreement
On August 30, 2011, the Company completed a voluntary share exchange transaction with Shenzhen CC Power Corporation, CC Mobility Limited and the shareholders of CC Mobility (“Selling Shareholders”) pursuant to a Share Exchange Agreement dated July 5, 2011 (the “Exchange Agreement”). In accordance with the terms of Exchange Agreement, on the Closing Date, Xcel issued 30,300,000 shares of its common stock to the Selling Shareholders in exchange for 100% of the issued and outstanding capital stock of CC Mobility (the “Exchange Transaction”). As a result of the Exchange Transaction, there was a change of control in the Company as the Selling Shareholders of CC Mobility acquired 50.5% of Xcel’s issued and outstanding common stock, CC Mobility became Xcel’s wholly-owned subsidiary, and Xcel acquired the business and operations of CC Mobility and CC Power.

For accounting purposes, the merger transaction is being accounted for as a reverse merger. The transaction has been treated as a recapitalization of CC Mobility and its subsidiaries, with Xcel (the legal acquirer of CC Mobility and its subsidiaries) considered the accounting acquiree and CC Mobility whose management took control of Xcel (the legal acquiree of CC Mobility) considered the accounting acquirer.

CC Power is owned by an individual but controlled by CC Investment through a series of contractual arrangements that transferred all of the benefits and responsibilities for the operations of CC Power to CC Investment. CC Investment accounts for CC Power as a Variable Interest Entity (“VIE”) under ASC 810 “Consolidation.” Accordingly, CC Investment consolidates CC Power’s results, assets and liabilities.

As a result of the Exchange Transaction, the organizational structure of the Company is as follows:

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010. The Company follows the same accounting policies in the preparation of interim reports.

The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied. All significant inter-company balances and transactions have been eliminated in consolidation.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

2. Summary of Significant Accounting Policies - Continued

Use of estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

Significant Estimates
These financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to depreciation of property, plant and equipment, the valuation allowance for deferred taxes. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

Variable Interest Entity

The accounts of CC Power have been consolidated with the accounts of the Company because CC Power is a variable interest entity with respect to CC Investment, which is a wholly-owned subsidiary of the Company. CC Investment entered into five agreements dated August 22, 2011 with CC Power Shareholder and with CC Power pursuant to which CC Investment provides CC Power with exclusive technology consulting and management services. In summary, the five agreements contain the following terms:

Entrusted Management Agreement. This agreement provides that CC Investment will provide exclusive management services to CC Power. Such management services include but are not limited to financial management, business management, marketing management, human resource management and internal control of CC Power. The Entrusted Management Agreement will remain in effect until the acquisition of all assets or equity of CC Power by CC Investment is complete (as more fully described in the Exclusive Purchase Option Agreement below).

Technical Services Agreement. This agreement provides that CC Investment will provide exclusive technical services to CC Power. Such technical services include but are not limited to software, computer system, data analysis, training and other technical services. CC Investment shall be entitled to charge CC Power service fees equivalent to CC Power’s total net income. The Technical Service Agreement will remain in effect until the acquisition of all assets or equity of CC Power by CC Investment is complete (as more fully described in the Exclusive Purchase Option Agreement below).

Exclusive Purchase Option Agreement. Under the Exclusive Purchase Option Agreement, the CC Power Shareholder granted CC Investment an irrevocable and exclusive purchase option to acquire CC Power’s equity and/or assets at a nominal consideration. CC Investment may exercise the purchase option at any time.

Loan Agreement. Under the Loan Agreement, CC Investment agreed to lend RMB 10,000,000 to the CC Power Shareholder, to be used solely for the operations of CC Power.

Equity Pledge Agreement. Under the Equity Pledge Agreement, the CC Power Shareholder pledged all of its equity interests in CC Power, including the proceeds thereof, to guarantee all of CC Investment’s rights and benefits under the Entrusted Management Agreement, the Technical Service Agreement, the Exclusive Purchase Option Agreement and the Loan Agreement. Prior to termination of this Equity Pledge Agreement, the pledged equity interests cannot be transferred without CC Investment’s prior consent. The CC Power Shareholder covenants to CC Investment that among other things, it will only appoint/elect the candidates for the directors of CC Power nominated by CC Investment.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

2. Summary of Significant Accounting Policies - Continued

In sum, the agreements transfer to CC Investment all of the benefits and all of the risk arising from the operations of CC Power, as well as complete managerial authority over the operations of CC Power. Through these contractual arrangements, the Company has the ability to substantially influence CC Power’s daily operations and financial affairs, appoint its directors and senior executives, and approve all matters requiring board and/or shareholder approval. These contractual arrangements enable the Company to control CC Power and operate our business in the PRC through CC Investment. By reason of the relationship described in these agreements, CC Power is a variable interest entity with respect to CC Investment and CC Investment is considered the primary beneficiary of CC Power because the following characteristics identified in ASC 810-10-15-14 are present:

  The holder of the equity investment in CC Power lacks the direct or indirect ability to make decisions about the entity’s activities that have a significant effect on the success of CC Power, having assigned their voting rights and all managerial authority to CC Investment. (ASC 810-10-15-14(b)(1)).

  The holder of the equity investment in CC Power lacks the obligation to absorb the expected losses of CC Power, having assigned to CC Investment all revenue and responsibility for all payables. (ASC 810-10-15-14(b)(2).

  The holder of the equity investment in CC Power lacks the right to receive the expected residual returns of CC Power, having granted to CC Investment all revenue as well as an option to purchase the equity interests at a fixed price. (ASC 810-10-15-14(b)(3)).

Accordingly, the Company’s consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	September 30,	December 31,
	2011	2010

Total current assets	$141,215	$119,248
Total assets	175,262	178,487

Total current liabilities	76,717	52,707
Total liabilities	99,142	63,987

Revenue recognition

Our source of revenues is from internet accelerator software, which includes new software license revenues and software plus hardware and maintenance arrangements;

We evaluate revenue recognition based on the criteria set forth in FASB ASC 985-605, Software: Revenue Recognition and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

2. Summary of Significant Accounting Policies - Continued

Revenue Recognition for Software Products (Software Elements)
New software license revenues represent fees earned from granting customers licenses to download our software products that aim at improving the internet connection speed of the mobile phone, computers or servers. The basis for software license revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605, Software-Revenue Recognition. For software license that do not require significant modification or customization of the underlying software, we recognize new software license revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) the sale price is fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met.

Our software license arrangements do not include acceptance provisions, software license updates or product support contracts.

Revenue Recognition for Multiple-Element Arrangements – Software Products and Software Related Services (Software Arrangements)
We enter into arrangements with customers that purchase software related products that include one to three year product support service and a short training session (referred to as software related multiple-element arrangements). Such software related multiple-element arrangements include the sale of our software products, and product support contracts whereby software license delivery is followed by the subsequent delivery of the other elements. Our software license arrangements include acceptance provisions. We recognize revenue upon the receipt of written customer acceptance. The vast majority of our software license arrangements include software license updates and product support contracts. Software license updates provide customers with rights to unspecified software product upgrades during the term of the support period. Product support includes telephone access to technical support personnel or on-site support. For those software related multiple-element arrangements, we recognized revenue pursuant to ASC 985-605. Since we are unable to determine the fair value of the selling price for the undelivered elements in a multiple-element arrangement, which is the product support service and training, the entire arrangement consideration is deferred and is recognized ratably over the term of the arrangement, typically one year to three years.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

2. Summary of Significant Accounting Policies - Continued

Revenue recognition

Revenue Recognition for Multiple-Element Arrangements – Arrangements with Software and Hardware Elements
We also enter into multiple-element arrangements that may include a combination of our software installed in the hardware products we purchased from third parties and service offerings including purchased hardware , new software licenses, installation of the software in the hardware and one to three years product support. We adopted Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) : Multiple-Deliverable Revenue Arrangements . This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence and third-party evidence for determining the selling price of a deliverable for non-software arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimated selling price. In addition, the residual method of allocating arrangement consideration is no longer permitted. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the hardware elements. We recognize the hardware element considerations upon delivery of the hardware. The consideration allocated to the software group which includes the software element and the product support is recognized in according to the software arrangements policy as described above.

Cost of Revenue

Cost of revenue on internet accelerator software sales primarily consists of direct labor of technical staff, depreciation of computer equipment, and overhead associated with the technical department.

Credit risk

The Company may be exposed to credit risk from its cash and fixed deposits at bank. No allowance has been made for estimated irrecoverable amounts determined by reference to past default experience and the current economic environment.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

2. Summary of Significant Accounting Policies - Continued

Equity investment in affiliated company

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s balance sheets and statements of income and other comprehensive income; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Earnings (loss) on equity investment” in the statements of income and other comprehensive income. The Company’s carrying value in an equity method Investee company is reflected in the caption “Equity Investment in Affiliated Company” in the Company’s balance sheets.

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Fair Value of Financial Instruments

FASB accounting standards require disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, accounts payable, accruals and other payables, the carrying amounts approximate fair value because of the near term maturities of such obligations.

Patents

The Company has three patents as listed in the table below relating to its internet accelerator software products. Fees related to registering these patents were insignificant and have been expensed as incurred.

Patent	Register Number	Issued By
Mach5 Internet Acceleration Software V.6.0	2007SR09253	National Copyright Administration of PRC
Mach5 Enterprise Acceleration Software V.3.3	2009SR058767	National Copyright Administration of PRC
Mach5 Web Browser Software	2010SR001089	National Copyright Administration of PRC

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010. Research and development expenses amounted to $5,846 and $7,832 for three months ended September 30, 2011 and 2010, respectively, and were included in cost of revenue. Research and development expenses amounted to $15,494 and $25,041 for the nine months ended September 30, 2011 and 2010, respectively, and were included in cost of revenue.

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

2. Summary of Significant Accounting Policies - Continued

Income taxes

Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Foreign currency translation

Assets and liabilities of the Company’s subsidiaries with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Shareholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2011
Balance sheet	RMB 6.3952 to US $1.00
Statement of income and other comprehensive income	RMB 6.4972 to US $1.00

September 30, 2010
Balance sheet	RMB 6.6881 to US $1.00
Statement of income and other comprehensive income	RMB 6.8074 to US $1.00

December 31, 2010
Balance sheet	RMB 6.60180 to US $1.00
Statement of income and other comprehensive income	RMB 6.76960 to US $1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Post-retirement and post-employment benefits

The Company contributes to a state pension plan in respect of its PRC employees. Other than the state pension plan, the Company does not provide any other post-retirement or post-employment benefits.

Statutory surplus reserve

In accordance with the relevant laws and regulations of the PRC and the articles of associations of the Company, CC Power is required to allocate 10% of its net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital, any further allocation is optional.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

Statutory reserves as of September 30, 2011 and December 31, 2010 totaled $1,660.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

2. Summary of Significant Accounting Policies - Continued

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 completes a major project of the boards’ joint work to improve IFRS and US GAAP and to bring about their convergence. For US GAAP, ASU 2011-04 will supersede most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. It also reflects the FASB’s consideration of the different characteristics of public and non-public entities and the needs of users of their financial statements. ASU 2011-04 will be effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this accounting standard is not expected to have a material effect on the Company’s condensed financial statements.

In June 2011, FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220)-Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity, and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard is not expected to have a material effect on the Company’s condensed financial statements.

3. Going Concern

The Company has incurred significant continuing losses during the nine months ended September 30, 2011 and has an accumulated deficit at September 30, 2011 and has relied on the Company’s registered capital to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of September 30, 2011, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

4. Property and Equipment, net

Property, plant and equipment, net consist of the following:

	September 30,	December 31,
	2011	2010

Equipment	$81,874	$50,465
Motor vehicles	-	9,845
Office equipment	20,877	36,378
Leasehold improvements	8,287	8,028
Software	1,867	1,808
	112,905	106,524
Less: Accumulated depreciation	(78,858)	(77,307)
Property and equipment, net	$34,047	$29,217

During the three months ended September 30, 2011, depreciation expense amounted to $1,013, of which $1,013 and $- were recorded as cost of revenue and general and administrative expense, respectively.

During the three months ended September 30, 2010, depreciation expense amounted to $4,608, of which $2,307 and $2,301 were recorded as cost of revenue and general and administrative expense, respectively.

During the nine months ended September 30, 2011, depreciation expense amounted to $9,073, of which $5,687 and $3,386 were recorded as cost of revenue and general and administrative expense, respectively.

During the nine months ended September 30, 2010, depreciation expense amounted to $13,214, of which $6,877 and $6,337 were recorded as cost of revenue and general and administrative expense, respectively.

5. Amount Due From Shareholder

	September 30,	December 31,
	2011	2010

Amount due from shareholder	$-	$30,693

The amount due from a shareholder as of December 31, 2010 was unsecured with no stated interest or repayment terms; the amount was repaid by June 30, 2011.

6. Equity Investment in Affiliated Company and Deconsolidation of Subsidiary

On June 15, 2011, CC Power sold 25% of its ownership in Nanovision to an unrelated party for RMB 250,000. After the disposition, CC Power retains 35% ownership interest in Nanovision as of June 30, 2011. The fair value of our 35% retained interest approximates the pro-rata share of the net asset value of Nanovision as of the date of disposal, which is approximately $35,000.

During the three months period ended September 30, 2011, despite CC Power has no continue involvement in the operation of Nanovision, it retains voting rights and 35% ownership interest in Nanovision and therefore has significant influence on Nanovision. As such, CC Power accounts for its investment in Nanovision under the equity method during the three months ended September 30, 2011. Net income on this investment using the equity method was $23,046 for the three months ended September 30, 2011.

Prior to the disposition of the 25% equity interest in Nanovision, CC Power held 60% equity interest in Nanovision. As of December 31, 2010 and for the three and six months ended June 30, 2010, and for the period from April 1, 2011 to June 15, 2011, January 1, 2011 to June 15, 2011, Nanovision was consolidated with CC Power.

In August 2011, CC Power disposed its remaining 35% ownership interest in Nanovision to Xili Wang, sole shareholder of CC Power for proceeds totaled RMB 350,000. After the disposition, CC Power has no ownership interest and no involvement in Nanovision. The Company recognized a loss of $4,766 and a gain of $4,134 for the three and nine months ended September 30, 2011 relating to the disposal of its 60% ownership in Nanovision.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

6. Equity Investment in Affiliated Company and Deconsolidation of Subsidiary - Continued

The results of operations for Nanovision, which includes the calibration panel sales segment and the technical consulting service segment, are reported as a discontinued operation and the accompanying condensed consolidated statements of operations have been reclassified for all prior periods to report the operating results of Nanovision.

The following are the summarized results of discontinued operations for Nanovision for the three and nine months ended September 30, 2011 and 2010.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenues	$-	$39,112	$84,032	$121,308
Total cost of sales and expenses	-	25,870	78,610	95,484
Investment income from equity investment in discontinued operation	23,046	-	23,046	-
Gain (loss) on disposal of discontinued operation	(4,766)	-	4,134	-
Income before tax	18,280	13,242	32,602	25,824
Income tax expense (benefits)	-	6,141	1,355	6,456

Income from discontinued operation	$18,280	$7,101	$31,247	$19,368

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

December 31,
2010

ASSETS

Cash	$37,425
Other receivables, net	15,319
Inventory, net	15,381
Deferred income tax assets	3,559

Current assets of discontinued operation	$71,684

Property and equipment, net	$15,191
Deferred income tax assets	14,831
Non-current assets of discontinued operation	$30,022

LIABILITIES

Advances from customers	$144
Other payables and accrued expenses	5,271

Current liabilities of discontinued operation	$5,415

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

7. Deferred Revenue

Deferred revenue represents deferred internet accelerator license revenue over the maintenance period of one to three years for our multiple element arrangements (Note 2). In addition, during the nine months ended September 30, 2011, the Company received a $73,449 (RMB 500,000) grant from the Science, Industry, Trade and Information Technology Commission of Shenzhen Municipally for use in research and development for the period from June 2011 to April 2013. The grant is deferred and recognize as other income over the 22 months agreement period.

Deferred revenue included on the balance sheets as of September 30, 2011 and December 31, 2010 is as follow:

	September 30,	December 31,
	2011	2010
Deferred revenue:
Current	$56,680	$33,102
Non-current	22,426	11,280
Total	$79,106	$44,382

The table below sets forth the deferred revenue activities during the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
	2011	2010

Deferred revenue, balance at beginning of period	$44,382	$49,078
Add: Payments received from customers during the nine months	14,967	105,177
Less: Revenue earned during the nine months	(40,338)	(75,404)
Add: Government grant received during the nine months	73,449	-
Less: Government grant earned during the nine months	(13,354)	-

Deferred revenue, balance at end of period	$79,106	$78,850

8. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of September 30, 2011 are as follow:

			Loan	Interest	September	December 31,
Lender	Date of Note	Maturity Date	Amount	Rate (p.a.)	30, 2011	2010

Vantage Associates SA	April 15, 2011	April 14, 2016 $	150,000	5%	$150,000	$-
Empa Trading Ltd.	June 5, 2011	June 4, 2016	100,000	5%	100,000	-
First Capital A.G.	July 14, 2011	July 13, 2016	150,000	5%	150,000	-
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	200,000	-
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	200,000	-

					$800,000	$-

Interest expense for the nine months ended September 30, 2011 was approximately $5,400.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

8. Convertible Promissory Notes - Continued

The convertible promissory notes (the “Notes”) are convertible upon the occurrence of the following events:

(1)At any time, prior to the maturity date, the Company and the holder of the notes may mutually agree on a date to convert in whole or in part the notes into shares of common stock of the Company on the following terms: Holder of the note will be issued share units comprising of one common share to be purchased at a price of $0.5, and one warrant that is convertible into one common share at a price of $1.00, and expires two years from the date of the Exchange Transaction is completed, and one warrant that is convertible into one common share at a price of $1.5, and expires three years from the date the Exchange Transaction is completed.

(2) Unless earlier converted into common stock mentioned above, if within twelve months of the date hereof the Company completes a Qualified Financing, as defined by the respective convertible promissory notes, the holder agrees to exchange the notes simultaneously with the initial closing of such Qualified Financing as follows: (a) In the event of a debt Qualified Financing (“Qualified Debt Financing”), the Holder may at its option exchange in whole or in part this Note for a promissory note (or other evidence of indebtedness) in the same form and with the same terms and conditions as those issued in such Qualified Debt Financing and in a principal amount equal to the then outstanding Debt.

(b) In the event of an equity Qualified Financing (“Qualified Equity Financing”), the Holder may at its option convert the Debt into shares of capital stock of the same class and series and with the same rights, preferences and privileges as those issued in such Qualified Equity Financing, at a price per share equal to the purchase price paid by investors in such Qualified Equity Financing.

9. Income Tax

We are subject to income tax in the United States and PRC.

The Company’s subsidiaries, CC Power and CC Investment are incorporated in PRC and are subjected to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws (“EIT Law”). The subsidiaries locate in Shenzhen, a special economic region, where companies are allowed to gradually phase into the 25% statutory tax rate. The Company’s statutory income tax rate was 22% and 20% for 2010 and 2009, respectively. For 2011 the statutory income tax rate is 24% and the rate will be 25% for 2012 and thereafter.

The Company has no income tax expense for the three and nine months ended September 30, 2011 and 2010 because it has incurred loss before tax from continuing operation.

The Company applied the provisions of ASC 740.10.50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. ASC 740.10.50 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740.10.50 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the statements of operation. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

9. Income Tax - Continued

The following table sets forth the components of deferred income taxes as of September 30, 2011 and December 31, 2010:

	As of
	September	December
	30,	31,
	2011	2010
Deferred tax assets:
Net operating losses – U.S.	$140,405	$-
Net operating losses - PRC	60,401	54,326
Deferred revenue	19,776	13,615
Allowance for doubtful accounts	862	835
	221,445	68,776
Valuation allowance	(221,445)	(68,776)
Deferred tax assets, net	$-	$-

As of September 30, 2011, the Company has net operating losses carry forward of $412,957 in the U.S. and $241,603 in PRC available to offset future taxable income. They will begin to expire in 2031 and 2013, respectively. We provided for a full valuation allowance against the deferred tax assets of $221,445 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the nine months ended September 30, 2011 and 2010 was an increase of $152,669 and $7,653, respectively.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the three and nine months ended September 30, 2011 and 2010.

10. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $1,471 and $1,280 for the three months ended September 30, 2011 and 2010, respectively. The compensation expense related to this plan was $3,617 and $4,081 for the nine months ended September 30, 2011 and 2010, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

11. Loss per Share

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

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss) available for common shareholders - basic	$(153,243)	$8,161	$(156,389)	$(14,035)
Interest expense on convertible notes	5,406	-	5,406	-
Net income (loss) available for common shareholders - diluted	$(147,837)	$8,161	$(150,983)	$(14,035)

Weighted average outstanding shares of common stock – basic and diluted	67,888,043	77,700,000	74,393,407	77,700,000

Loss per share - basic and diluted:
Continuing Operations	$(0.00)	$0.00	$(0.00)	$(0.00)
Discontinued Operations	$0.00	$0.00	$0.00	$0.00
	(0.00)	0.00	(0.00)	(0.00)

12. Commitments and Contingencies

Operating commitments:

Operating commitment consists of the lease for office space under operating lease agreement which expire in 2012.

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company's obligations under operating lease are as follows:

Remainder of 2011	$11,539
2012	56,042
Thereafter	-
Total minimum payment	$67,581

The Company incurred rental expenses of $7,183 and $4,705 for the three months ended September 30, 2011 and 2010, respectively, and are included in general and administrative expenses.

The Company incurred rental expenses of $18,925 and $13,045 for the nine months ended September 30, 2011 and 2010, respectively, and are included in general and administrative expenses.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

13. Concentrations, Risks, and Uncertainties

(a) Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Customer A	*	79.9%	69.6%	72.4%
Customer B	88.8%	9.1%	23.8%	12.4%

* Constitutes less than 10% of the Company’s gross sales.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

(b) Supplier Concentrations

The Company did not have supplier concentration constituting greater than 10% of the purchases of the Company for the three and nine months ended September 30, 2011 and 2010, respectively.

14. Operating Risk

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

15. Unaudited Pro-Forma Financial Information

The accompanying unaudited pro forma financial information for the financial statements for the interim period ended September 30, 2011 and 2010 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

The following represents condensed pro forma revenue and earnings information for the nine months period ended September 30, 2011 and 2010 as if the acquisition of XcelMobility Inc. and the recapitalization had occurred on the beginning of each of the periods.

	Unaudited, Pro forma
	Nine Months Ended
	September 30,	September 30,
	2011	2010
Revenues	$43,323	$79,591
Net (Loss) applicable to common shareholders	$(400,749)	$(342,707)
Loss per share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	60,000,000	60,000,000

The unaudited, pro forma information for the nine months ended September 30, 2010 depicted above reflect the impacts of expenses for a total of $300,000 incurred in connection with the recapitalization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Overview

     We were incorporated in the state of Nevada on December 27, 2007 under the name “Advanced Messaging Solutions, Inc.” On March 29, 2011, we amended our Articles of Incorporation to change our name from “Advanced Messaging Solutions, Inc.” to “XcelMobility Inc” and we effected a 35-for-1 forward stock split of all of our issued and outstanding shares of common stock. The initial goal of our company was to develop and market secure instant messaging software for desktop computer users, with our products to be targeted towards instant messaging and file sharing using an encrypted transmission format. Having not generated any revenue, we realized that we must raise cash from sources other than our operations in order to implement our business and marketing plans. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors began to analyze strategic alternatives available to our Company, including a merger, acquisition, share exchange, asset purchase or similar transaction in which there would be a replacement of management and business operations would be replaced by that of our transaction partner.

     To that end, on July 5, 2011, we entered into a voluntary share exchange agreement (the “Exchange Agreement”) with Shenzhen CC Power Corporation, a company organized under the laws of the People’s Republic of China (PRC) (“CC Power”), CC Mobility Limited, a company organized under the laws of Hong Kong (“CC Mobility”) and the shareholders of CC Mobility. CC Mobility is the parent company of Shenzhen CC Power Investment Consulting Co. Ltd (“CC Investment”), an enterprise incorporated under the laws of the PRC. CC Investment has full contractual control over CC Power. On August 11, 2011, Moses Carlo Supera Paez, our director and shareholder, surrendered 17,700,000 shares of our common stock for cancellation. Further, on August 30, 2011, Mr. Paez surrendered an additional 7,350,000 shares of our common stock for cancellation and Mr. Jaime Brodeth, one of our former directors and a shareholder, surrendered 22,950,000 shares of our common stock for cancellation. As such, immediately prior to the Exchange Transaction as further discussed in detail later and after giving effect to the foregoing cancellations, the Company had 29,700,000 shares of common stock issued and outstanding. Pursuant to the closing of the transactions contemplated under the Exchange Agreement on August 30, 2011 (the “Exchange Transaction”), we issued 30,300,000 shares of our common stock to the shareholders of CC Mobility representing 50.5% of our issued and outstanding common stock in exchange for 100% of the issued and outstanding capital stock of CC Mobility. Immediately after the Exchange Transaction, the Company had 60,000,000 shares of common stock issued and outstanding. CC Mobility became our wholly-owned subsidiary, and we control the business and operations of CC Power.

     Through CC Mobility and CC Power, we are developing mobile applications directly for the mobile devices that utilize cellular networks to connect to the Internet and hardware/software products to increase the speed of Virtual Private Networks. Our strategy is global in scope, but we are focusing our efforts at this time on the large mobile markets of Asia. CC Power’s principal activity is the design, testing sale and support of software to support mobile Internet applications on cellular phones, smartphones, tablets and mobile computers in China. The principal product designed and built by CC Power is the Mach 5 Accelerator. This product has been independently tested by all 3 mobile phone carriers in China and accesses the Internet significantly faster than with other mobile browsers. The speed of the Mach 5 browser enables CC Power to develop other mobile software that can leverage off the Mach 5 product’s speed of processing. In order to support CC Power products, we have built a series of server locations throughout China. CC Power sells its products to corporations directly, to individual users via our website and retail locations, through distribution agents and through all three mobile phone carriers in China.

Results of Operations

     The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Current Report on Form 8-K filed on September 6, 2011.

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenue

     Our revenue for the three months ended September 30, 2011 totaled US$4,137, a decrease of 89% from US$36,211 for the three months ended September 30, 2010. This decrease in revenue was primarily due to (1) a decrease in revenue from paying subscribers for our internet accelerator software and (2) the fact that our revenue service contracts are ending.

Cost of revenue

     Cost of revenue for the three months ended September 30, 2011 was US$502 and consists primarily of costs associated with our internet accelerator software. Cost of revenue decreased US$23,108, or 98%, from US$23,610 for the three months ended September 30, 2010. This decrease in cost of revenue was primarily due to reduced marketing activities and related expenses associated with our internet accelerator software and decreased revenue.

Gross profit

     Gross profit for the three months ended September 30, 2011 was US$3,635, a decrease of US$8,966, 71%, from US$12,601 for the three months ended September 30, 2010. This decrease in gross profit was primarily due to decreased revenue as noted above.

Operating Expenses

     Our operating expenses for the three months ended September 30, 2011 increased by US$171,300, or 1,488%, from the three months ended September 30, 2010. This increase in operating expenses was primarily due to), increased general and administrative expenses (2011: US$178,930; 2010: US$3,614) These expenses increased significantly due to expenses incurred to support the Exchange Transaction.

Net income (loss)

     A net loss of US$153,243 resulted for the three months ended September 30, 2011 compared to net income of US$5,321 for the three months ended September 30, 2010, a decrease of US$158,564. Our net loss increased primarily due to significant increases in operating expenses associated with the Exchange Transaction. A loss of $4,766 was realized upon the disposal of the Company's remaining 35% interest in a subsidiary, Nanovision during August 2011.

Effects of foreign currency translation conversion

     We recognized a gain of US$5,465 on the effects of foreign currency conversion for the three months ended September 30, 2011, compared to a gain of US$1,618 during the comparable prior year period. This change is due to differences in exchange rates used during the periods for converting from CC Power’s functional currency of Renminbi to U.S. dollars for financial reporting purposes.

Comprehensive income

     Our comprehensive income decreased by US$160,905 from US$13,127 for the three months ended September 30, 2010 to US$(147,778) for the three months ended September 30, 2011. The decrease is primarily due to significant increases in operating expenses associated with the Exchange Transaction.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenue

     Our revenue for the nine months ended September 30, 2011 totaled US$43,323, an decrease of 46% from US$79,591 for nine months ended September 30, 2010. This decrease in revenue was primarily due to (1) reduced marketing efforts which led to fewer paying subscribers for our internet accelerator software and (2) the fact that our revenue service contracts are ending.

Cost of revenue

     Cost of revenue for the nine months ended September 30, 2011 was US$31,645 and consists primarily of costs associated with our internet accelerator software. Cost of revenue decreased US$24,830, or 44%, from US$56,475 for the nine months ended September 30, 2010. This decrease in cost of revenue was primarily due to reduced costs associated with our internet accelerator software and decreased revenue.

Gross profit

     Gross profit for the nine months ended September 30, 2011 was US$11,678, an decrease of US$11,438, or 49%, from US$23,116 for the nine months ended September 30, 2010. This increase in gross profit was primarily due to increased revenue and decreased cost of revenue as noted above.

Operating Expenses

     Our operating expenses for the nine months ended September 30, 2011 increased by US$150,333 or 266%, from the nine months ended September 30, 2010. This increase in operating expenses was primarily due to increased general and administrative expenses (2011: US$195,693; 2010: US$34,765) associated with the Exchange Transaction.

Net income (loss)

     Net income (loss) increased to US$(158,015) for the nine months ended September 30, 2011 from US$(21,782) for the nine months ended September 30, 2010, an increase of US$136,233, or 625%. Our net loss increased primarily due to increased general and administrative costs associated with the Exchange Transaction and reduced revenue. A net gain of $4,134 was realized upon the disposal of the Company's 60% interest in a subsidiary, Nanovision, in two stages, first we disposed 25% in June 2011 then the remaining 35% in August 2011.

Effects of foreign currency translation conversion

     We recognized a gain of US$10,174 on the effects of foreign currency conversion for the nine months ended September 30, 2011, compared to a gain of US$2,087 during the comparable prior year period. This change is due to differences in exchange rates used during the periods for converting from CC Power’s functional currency of Renminbi to U.S. dollars for financial reporting purposes.

Comprehensive income

     Our comprehensive income decreased by US$141,330 from US$(3,461) for the nine months ended September 30, 2010 to US$(144,791) for the nine months ended September 30, 2011. The decrease is attributable to an increase in our net loss.

Liquidity and Capital Resources

Overview

     As of September 30, 2011, we had cash and equivalents on hand of US$700,648, and working capital of US$507,322. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through December 31, 2011. To meet our future objectives, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

     Between April and October 2011, we issued our standard convertible promissory notes to three foreign accredited investors for aggregate proceeds of $800,000 at an interest rate of 5.00% per annum. Each note is due five years from its date of issuance.

     Substantially all of our current revenues are earned by CC Power, our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to their offshore parent company. Pursuant to the law of PRC on foreign-capital enterprises, when CC Power decides to distribute profits, reserve funds and bonus and welfare funds for workers and staff members shall be withdrawn from the profits after a foreign-capital enterprise has paid income tax in accordance with the provisions of the Chinese tax law. The proportion of reserve funds to be withdrawn shall not be lower than 10% of the total amount of profits after payment of tax; the withdrawal of reserve funds may be stopped when the total cumulative reserve has reached 50% of the registered capital. The proportion of bonus and welfare funds for workers and staff members to be withdrawn shall be determined by the foreign-capital enterprise of its own accord. Companies may be subject to a fine up to 5,000 RMB as a result of non-compliance of such rules. The registered capital of CC Power is $345,864 (RMB 2,526,000). Shareholders of CC Power have already accrued 10% of the total amount of profits after payment of taxes of $1,660 for the year ended December 31, 2010.

     We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. We require additional capital, and we may have to issue debt or equity or enter into a strategic arrangement with a third party to obtain such capital. In order to meet our planned strategic two to four acquisitions, we estimate requiring up to US$3,000,000 in capital. We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

Net cash provided by (used in) operating activities

     Net cash provided by (used in) operating activities for the nine months ended September 30, 2011 was US$(16,396), compared to net cash used in operating activities of US$(37,649) for the nine months ended September 30, 2010. This increase in cash used in operating activities was primarily due to an increase in other payables and accrued expenses.

Net cash provided by (used in) investing activities

     Net cash used in investing activities for the nine months ended September 30, 2011 was US$273,301, compared to net cash used in investing activities for the nine months ended September 30, 2010 of US$(636).

Net cash provided by financing activities

     Net cash provided by financing activities for the nine months ended September 30, 2011 was US$432,343. Cash used in financing activities for the nine months ended September 30, 2010 was nil.

Off-Balance Sheet Arrangements

     We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to it or engages in leasing, hedging or research and development services with it.

Critical Accounting Estimates

     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

     Certain of our accounting policies require higher degrees of professional judgment than others in their application. These include the cost allocation, the allowance for doubtful accounts, depreciation and impairment of fixed assets, and income tax. Management evaluates all of its estimates and judgments on an ongoing basis.

Recently Issued Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Rates

     Our financial instruments consist mainly of cash, borrowings and accounts receivable. The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in exchange rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in foreign exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future rates.

     The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the RMB has no longer been pegged to the U.S. dollar. The RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

     Because substantially all of our earnings, cash and assets are currently denominated in RMB, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our Chinese operations are translated from local currency into U.S. dollar upon consolidation. If the U.S. dollar weakens against the RMB, the translation of our foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss. Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against the RMB. Additionally, foreign exchange rate fluctuations on transactions denominated in RMB other than the functional currency result in gains and losses that are reflected in our consolidated statement of operations. Our operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

     Considering the RMB balance of our cash as of September 30, 2011, which amounted to US$700,648, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$7,006 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2011 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

iii)

We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)

We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP. Our current Chief Financial Officer, Ms. Wang, has 18 years of experience in financial management in private and public companies in China. She graduated from Huazhong Technical and Science University in 1990 with a Bachelor of Science degree in accounting and finance management; however, she is not familiar with U.S. GAAP. We have retained Audit Prep, a Hong Kong based accounting firm that is fully versant in U.S. GAAP and SEC reporting requirements to assist us with preparing our financial statements in accordance with U.S. GAAP and SEC rules and regulations. Accountants from Audit Prep assisting us are U.S. Certified Public Accountants.

v)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

     Our present management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses. Our present management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Controls Over Financial Reporting

     Our board of directors approved the adoption of an insider trading policy, code of ethical conduct, and disclosure controls and procedures on September 26, 2011. Except for the adoption of such policies, there were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 1A. Risk Factors.

     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On September 9, 2011, we issued two separate standard convertible promissory notes to Vantage Associates SA and First Capital A.G. (each, a “Holder”), in the principal amount of $200,000, respectively (each, a “Note” and collectively, the “Notes”). Both Notes carry an interest rate of 5% per annum with a maturity dates five years from the date of the Notes. At the mutual agreement of both the Company and each Holder, the outstanding debt under the Notes can be converted in whole or in part into shares of our common stock on the following terms: one share of common stock at a price of $0.50 per share, one warrant convertible into one share of common stock at a price of $1.00 per share (with a two year expiration date), and one warrant convertible into one share of common stock at a price of $1.50 per share (with a three year expiration date ).

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

     The Notes were issued in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for issuances to “accredited” investors under state securities laws.

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

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2011).

Exhibit No.	Description

10.1	Convertible Promissory Note with Empa Trading Ltd., dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.2	Form of Convertible Promissory Note (incorporated by reference to our quarterly report on Form 10-Q filed on August 19, 2011).

10.3	Employment Agreement with Ronald Edward Strauss, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.4	Employment Agreement with Renyan Ge, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.5	Employment Agreement with Xili Wang, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.6

Technical Services Agreement, dated August 22, 2011 by and among Shenzhen CC Power Corporation, Shenzhen CC Power Investment Consulting Co. Ltd. and the Shareholder of Shenzhen CC Power Corporation (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.7

Loan Agreement, dated August 22, 2011 by and among the Shareholder of Shenzhen CC Power Corporation and Shenzhen CC Power Investment Consulting Co., Ltd. (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.8

Exclusive Purchase Option Agreement, dated August 22, 2011 by and among Shenzhen CC Power Corporation, Shenzhen CC Power Investment Consulting Co. Ltd. and the Shareholder of Shenzhen CC Power Corporation (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.9

Entrusted Management Service Agreement, dated August 22, 2011 by and among Shenzhen CC Power Corporation, Shenzhen CC Power Investment Consulting Co. Ltd. and the Shareholder of Shenzhen CC Power Corporation (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.10

Equity Pledge Agreement, dated August 22, 2011 by and among Shenzhen CC Power Corporation, Shenzhen CC Power Investment Consulting Co. Ltd. and the Shareholder of Shenzhen CC Power Corporation (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.11	Indemnification Agreement by and between the Registrant and Renyan Ge, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.12	Indemnification Agreement by and between the Registrant and Ronald Edward Strauss, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.13	Indemnification Agreement by and between the Registrant and Xili Wang, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.14	Indemnification Agreement by and between the Registrant and Gregory D. Tse, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.15	Office Lease Agreement by and between Shenzhen CC Power Corporation and Chen Zhifang & Chao Jialu (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

Exhibit No.	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed herewith.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCELMOBILITY INC.

Dated: November 14, 2011	/s/ Xili Wang
By: Xili Wang
Its: Chief Financial Officer and Secretary (Principal Financial
Officer and Principal Accounting Officer)