Form 10-K
period 2011-12-31
XcelMobility Inc.
filed 2012-03-30
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-54333

XCELMOBILITY INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0561888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

303 Twin Dolphins Drive
Suite 600, Redwood City
California	94065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 632-4210

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The Company’s common stock was not actively traded as of the last business day of the Company’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 26, 2012
Common Stock, $.001 par value per share	60,000,000 shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

XCELMOBILITY INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” “Xcel,” “XCLL,” the “Company” or the “Registrant” refer to XcelMobility Inc., a Nevada corporation and its wholly owned subsidiaries, CC Mobility Limited (“CC Mobility”), a company organized under the laws of Hong Kong, Shenzhen CC Power Investment Consulting Co. Ltd. (“CC Investment”), a company organized under the laws of the People’s Republic of China, and a wholly-owned subsidiary of CC Mobility, and Shenzhen CC Power Corporation (“CC Power”), a company organized under the laws of the People’s Republic of China.

ITEM 1. BUSINESS.

Background & Overview

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

To that end, on July 5, 2011, we entered into a voluntary share exchange agreement (the “Exchange Agreement”) with Shenzhen CC Power Corporation, a company organized under the laws of the People’s Republic of China (PRC) (“CC Power”), CC Mobility Limited, a company organized under the laws of Hong Kong (“CC Mobility”) and the shareholders of CC Mobility. CC Mobility is the parent company of Shenzhen CC Power Investment Consulting Co. Ltd (“CC Investment”), an enterprise incorporated under the laws of the PRC. CC Investment has full contractual control over CC Power. On August 11, 2011, Moses Carlo Supera Paez, our former director and shareholder, surrendered 17,700,000 shares of our common stock for cancellation. Further, on August 30, 2011, Mr. Paez surrendered an additional 7,350,000 shares of our common stock for cancellation and Mr. Jaime Brodeth, a former director and a shareholder, surrendered 22,950,000 shares of our common stock for cancellation.

1

As such, immediately prior to the Exchange Transaction as further discussed in detail below and after giving effect to the foregoing cancellations, the Company had 29,700,000 shares of common stock issued and outstanding. Pursuant to the closing of the transactions contemplated under the Exchange Agreement, on August 30, 2011, we issued 30,300,000 shares of our common stock to the shareholders of CC Mobility representing 50.5% of our issued and outstanding common stock in exchange for 100% of the issued and outstanding capital stock of CC Mobility (the “Exchange Transaction”). Immediately after the Exchange Transaction, the Company had 60,000,000 shares of common stock issued and outstanding. CC Mobility became our wholly-owned subsidiary, and we control the business and operations of CC Power.

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

2

Corporate Structure

As a result of the Exchange Transaction, the organizational structure of the Registrant is as follows:

CC Mobility Limited was incorporated on May 3, 2011 under the laws of Hong Kong as a limited liability company.

Shenzhen CC Power Investment Consulting Co. Ltd., a wholly-owned subsidiary of CC Mobility, was incorporated on July 27, 2011 under the laws of the People’s Republic of China as a wholly foreign owned limited liability company.

Shenzhen CC Power Corporation is a Chinese enterprise incorporated on March 13, 2003 under the laws of the PRC.

CC Power is owned entirely by Xili Wang (the “CC Power Shareholder”), who is also our Chief Financial Officer and Secretary. CC Power maintains all the licenses and approvals necessary to operate its business in the PRC.

PRC law places certain restrictions on roundtrip investments through the acquisition of a PRC entity by PRC residents. To comply with these restrictions, in conjunction with the Exchange Transaction, we (via our wholly-owned subsidiary, CC Investment), entered into and consummated certain contractual arrangements with CC Power and/or the CC Power Shareholder pursuant to which we provide CC Power with exclusive technology consulting and management services. Through these contractual arrangements, we have the ability to substantially influence CC Power’s daily operations and financial affairs, appoint its directors and senior executives, and approve all matters requiring board and/or shareholder approval. These contractual arrangements enable us to control CC Power and operate our business in the PRC through CC Power and we are considered the primary beneficiary of CC Power. Accordingly, our consolidated financial statements reflect the results of operations, assets and liabilities of CC Power.

On August 22, 2011, our subsidiary, CC Investment, entered into the following contractual arrangements with CC Power and/or the CC Power Shareholder, each of which is enforceable and valid in accordance with the laws of the PRC:

Entrusted Management Agreement. Pursuant to the Entrusted Management Agreement among CC Power, CC Investment, and the CC Power Shareholder, CC Investment agrees to provide, and CC Power agrees to accept, exclusive management services provided by CC Investment. Such management services include but are not limited to financial management, business management, marketing management, human resource management and internal control of CC Power. The Entrusted Management Agreement will remain in effect until the acquisition of all assets or equity of CC Power by CC Investment is complete (as more fully described in the Exclusive Purchase Option Agreement below).

Technical Services Agreement. Pursuant to the Technical Services Agreement among CC Power, CC Investment, and the CC Power Shareholder, CC Investment agrees to provide, and CC Power agrees to accept, exclusive technical services provided by CC Investment. Such technical services include but are not limited to software, computer system, data analysis, training and other technical services. CC Investment shall be entitled to charge CC Power service fees equivalent to CC Power’s total net income. The Technical Service Agreement will remain in effect until the acquisition of all assets or equity of CC Power by CC Investment is complete (as more fully described in the Exclusive Purchase Option Agreement below).

Exclusive Purchase Option Agreement. Under the Exclusive Purchase Option Agreement among CC Power, CC Investment, and the CC Power Shareholder, the CC Power Shareholder granted CC Investment an irrevocable and exclusive purchase option to acquire CC Power’s equity and/or assets at a nominal consideration. CC Investment may exercise the purchase option at any time.

Loan Agreement. Under the Loan Agreement between CC Investment and the CC Power Shareholder, CC Investment agreed to lend RMB 10,000,000 to the CC Power Shareholder, to be used solely for the operations of CC Power.

Equity Pledge Agreement. Under the Equity Pledge Agreement among CC Investment and the CC Power Shareholder, the CC Power Shareholder pledged all of its equity interests in CC Power, including the proceeds thereof, to guarantee all of CC Investment’s rights and benefits under the Entrusted Management Agreement, the Technical Service Agreement, the Exclusive Purchase Option Agreement and the Loan Agreement. Prior to termination of this Equity Pledge Agreement, the pledged equity interests cannot be transferred without CC Investment’s prior consent. The CC Power Shareholder covenants to CC Investment that among other things, it will only appoint/elect the candidates for the directors of CC Power nominated by CC Investment.

Subsidiaries

As a result of the Exchange Transaction, CC Investment and (via a contractual relationship) CC Power are wholly-owned subsidiaries of our subsidiary CC Mobility. CC Power does not have any subsidiaries.

Strategy

We are engaged in the research, development and commercialization of data compression software for mobile devices that access the Internet utilizing mobile phone networks and WiFi. We utilize proprietary data compression technologies, design custom software for cellular phones, smartphones, tablets and mobile computers that enable fast and secure access to the Internet and Cloud computing. Through CC Mobility and CC Power, we are developing mobile applications directly for the mobile devices that utilize cellular networks to connect to the Internet and hardware/software products to increase the speed of Virtual Private Networks. While our strategy is to become global in scope, our focus at this time is the large mobile markets in Asia. We are currently developing unique strategies and products for each market we are currently engaged in and will eventually offer our products in North America and Europe. To that end, we have entered into an agreement with NetQin Mobile (Beijing) Technology Co., Ltd., (“NetQin”), a company organized under the laws of the PRC, to develop security software and products for mobile phones and mobile Internet platforms solely in the Japanese market that utilize and combine CC Power’s Mach 5 technology and March 5 brand and NetQin’s mobile security solutions, specifically antivirus and mobile manager platforms and services.

In all markets, the lead product is our Mach 5 Xcelerator, which utilizes our proprietary data compression software which provides high speed web browsing and data transfers for mobile devices. The Mach 5 product has the look and feel of a desktop browser but loads and processes material over the cellular Internet (e.g., websites, videos, pictures, etc.) significantly faster than conventional browsers that come with mobile devices. This enables us to develop and acquire other mobile software that will leverage off the speed and performance of the Mach 5 product line. In order to support CC Power’s products, we have built a series of server locations throughout China. Management believes it has the opportunity to grow significant revenues from operations in China and Japan if we successfully execute our business and financial objectives.

China Strategy

In China, CC Power is utilizing the license granted by the PRC to provide mobile Internet services to corporations and individuals. Since 2008, CC Power has been actively test marketing products throughout China. A large network of servers has been put in place to support all Mach 5 products. CC Power also has in place agreements with all three of China’s cellular carriers (China Mobile, China Telecom and China Unicom) in several of China’s provinces that allow CC Power to market to the carrier’s subscribers via mail, email, text messaging and other means to introduce CC Power products. These agreements are entered into in the ordinary course of CC Power’s business as each and every province in the PRC where CC Power operates requires a separate agreement with each of the three main cellular carriers. These three carriers currently have an estimated subscriber base of over 1 billion users, per the chart below. CC Power has established revenue sharing arrangements with each carrier in the ordinary course of business on a province by province basis.

Cellular Carrier	Subscribers
China Mobile	661 Million
China Unicom	298 Million
China Telecom	126 Million
Total	1,085 Million

In test marketing efforts from 2008 through 2011, CC power has attracted over 1.5 million subscribers. CC Power has found that the best method of marketing to the price sensitive Chinese market is to offer a base product for free and a superior product for a small fee (equivalent to approximately $0.50 per month). For cell phone OEMs that preinstall the Mach 5 software in the phone, CC Power will provide a free trial version of Mach 5 Premium (enhanced video) for a 3 month period, which will revert to the basic Mach 5 product if they do not purchase the Premium Mach 5 product.

In addition to marketing products through China’s three cellular carriers, CC Power is also working with cell phone manufacturers to embed the Mach 5 product in phones at the factory. In 2011, CC Power has entered into agreements to provide high speed USB Modems with ZTE (to supply China Unicom) and Shenzhen Mobile (to supply China Mobile).

Japan Strategy

We are in the process of expanding into Japan through the utilization of a strategic partner. CC Power has a strategic, contractual relationship with International Strategic Leaders Inc. (ISL), a Tokyo-based company with relationships throughout Japan including with the largest cellular phone carriers, mobile device manufacturers and retailers.

In April 2011, we, through ISL, were introduced to Japan’s three largest cellular carriers to distribute the Mach 5 browser and our other products. Given the current estimated subscriber base of these carriers, noted in the chart below, this provides us with a significant foothold for expansion into the Japanese market:

Cellular Carrier	Subscribers
NTT Docomo	60 Million
KDDI	34 Million
Softbank	28 Million
Total	122 Million

The Japanese market represents a large and mature mobile device market that is quick to upgrade to the latest and most satisfying mobile device hardware and technology. Japanese carriers are also known to select the best of breed hardware and technology to offer their subscriber base. We have entered into an agreement where ISL will work with the three largest telecommunication carriers in Japan, NTT Docomo, KDDI and Softbank to aggressively market all Mach 5 branded products in Japan. A shortage of capital has prevented us from aggressively pursuing our marketing efforts in Japan, although the Mach 5 Xcelerator was made available for sale in a number of retail locations throughout Japan in early 2012.

With ISL’s assistance, we have entered into preliminary contracts with NTT Docomo, KDDI, and Softbank, whereby they agreed to move forward with the Mach 5 mobile Web Browser and Mach 5 Security (a joint product development with Netqin). The products have been going through a number of due diligence and product testing cycles and have proven to be very robust.

ISL has been instrumental in moving the Japanese strategy forward, not only introducing us to the right people with the major carriers, but also with the key handset manufacturers located in Japan. ISL, as a value added service provider:

a.

will work with handset manufacturers to ensure that the Preload of both Xcel and Netqin products have properly been executed, and that devices are distributed in a timely fashion via standard channels.

b.	will assist Netqin and Xcel to review and perform quality control on their application services to ensure they are appropriately localized for the Japanese market.

c.

where ISL has relationships with local telecommunication operators or other distributors that have relationships with local telecommunication operators, ISL will work to set up billing and distribution relationships via these channels.

d.	ISL shall not engage with parties that have competitive solutions to Netqin or Xcel application services.

e.

shall provide local support for end users and payment providers for B2C billing channel and payment. This will include, but is not limited to, working with the local billing and payment providers to integrate necessary backend systems, creating the appropriate billing processes, and obtaining cash to be distributed among all parties.

f.	will help create and drive a local marketing campaign, which may or may not involve other parties.

South Korea Strategy

The South Korea market is very similar to the Japanese cellular market. In South Korea, we will follow the same sales and marketing strategy as used in Japan. We are actively looking for sales and marketing partner(s) in Korea. We hope to have a partnership agreement in place by mid 2012.

Customers

The Company currently has a customer base of approximately 1.5 million end users within China using our service free of charge with approximately 30,000 fee-paying enterprise customers. With our key products fully tested and approved by large cellular carriers in China and Japan, the Company believes that it will be able to grow its customer base and revenues in 2012.

Technology

Utilizing our proprietary data compression technology, we provide products for mobile Internet users which includes products for traditional cell phones, smartphones and PC access to the Internet through mobile phones.

CC Power’s marquis product is a web browser called Mach 5 for Mobile Phones. It is fully operational and currently being used by over 1 million Chinese mobile phone users. The Mach 5 Web enables users to take their full PC web browsing experience to their mobile devices. Featured websites and Rich Internet Applications (RIA) such as YouTube, Facebook, Google Apps, Google Maps, and many others with Flash, AJAX, JavaScript, ActiveX, Web 2.0 and more are easily accessed. YouTube videos and other compatible videos are Full-Screen supported.

With the latest and unique remote processing technologies, Mach 5 Web requires just minimal bandwidth and hardware resources to quickly access full websites and heavy web based applications.

Our products require a large powerful network to run our applications. Cell phone applications are provided and accelerated through server based compression software.

We have spent considerable time, effort and financial resources building a proven network throughout China.

Intellectual Property

CC Power has developed unique intellectual property for its service. The centerpiece of CC Power’s technology is compression algorithms that enable data to be passed from computers to phones. The compression software couples with high speed servers to accelerate data between a phone and the source of data. Management believes this technology is unique.

CC Power has significant intellectual property that we believe provides a competitive advantage over competitors and new entrants to the market:

1.	Control of Source Code: CC Power protects its intellectual property by not allowing others to use its source code.

2.	Trade Secret Agreements: All employees are bound by trade secret agreements.

Copyrights

CC Power has copyrights to the following software applications in China, where it believes the majority of its customer base will be generated in the next few years.

1.	Software Copyright Applications: CC Power has registered 3 software applications for copyright in China.

	a.	Mach 5 Internet acceleration software V.6.0, Register number: 2007SR09253, by National copyright administration of People’s Public of China.
	b.	Mach 5 Enterprise acceleration software V.3.3, Register number: 2009SR058767, by National copyright administration of People’s Public of China.
	c.	Mach 5 Web Browser software V.1.1.44.13, Register number: 2010SR001089, by National copyright administration of People’s Public of China.

2.

Licenses: CC Power also has obtained several licenses available only to Chinese companies from the PRC Ministry of Industry and technology and local Police Public Safety Departments (international website licenses). These licenses include the following:

  “Software Enterprise Recognition Certificate,” issued by Shenzhen Science Technology & Information Bureau on May 30, 2008, granted to Shenzhen CC Power Corporation.

  “PRC Value-Added Telecommunication Service Operation License,” issued by the PRC Ministry of Industry and Information Technology on March 11, 2008, to expire on March 11, 2013, granted to Shenzhen CC Power Corporation.

Awards

CC Power has also received the following awards and/or special recognitions:

  “Certificate of Honor,” issued by Beijing World of Telecommunication Magazine, Beijing Telecommunication Technology Magazine and Telecommunication Science Magazine in October 2007, granted to Shenzhen CC Power Corporation, indicating that the “MACH 5 Wireless Web Accelerator” Solution was awarded the Excellent Solution in the “Election of 2007 The 100 Most Successful Solutions in PRC Telecommunication Industry.”

  “Certificate of Honor,” issued by Beijing World of Telecommunication Magazine, Beijing Telecommunication Technology Magazine and Telecommunication Science Magazine in October 2009, granted to Shenzhen CC Power Corporation, indicating that the “MACH 5 Mobile Browser” Solution was awarded the Excellent Solution in the “Election of 2009 The 100 Most Successful Solutions in PRC Telecommunication Industry – Judges Choice Award.”

  Recognition by Information Week Magazine, noting Shenzhen CC Power Corporation was included on its 2008 list of “The 100 Best PRC Commercial Technology Companies.”

We will continue to evaluate the business benefits in pursuing patents and copyrights in the future. We currently protect all of our development work with confidentiality agreements with our engineers, employees and any outside contractors. However, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property or technology or otherwise develop a product with the same functionality as our service. Policing unauthorized use of intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property, particularly in foreign countries where we do business or where our service is sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where the enforcement of such laws is not common or effective.

Products and Distribution

Products for Mobile Devices

We have a suite of products but our core retail product (named Mach 5 Xcelerator) is an application that utilizes data compression technology to significantly speed up the Internet, email and text messaging processing of the phone in comparison to phones which do not use the product. In order to use Mach 5 Xcelerator, a user must either download the application over the Internet or mobile phone lines. Once installed the application utilizes CC Power-I’s server network to relay, compress and encrypt web pages, emails and text messages. The Mach 5 Xcelerator product has enabled CC Power to develop a host of products that can take advantage of the increased speed of more complex products that would ordinarily take a significant amount of time to download.

The Mach 5 Xcelerator product provides us with a unique opportunity in China. Currently there are a limited number of Chinese applications available to the Chinese market, with few in the Chinese language. Part of our strategy is to develop an applications store (“App Store”), where Chinese applications, games and content can be downloaded and utilized by Mach 5 subscribers. We will work directly with proven application and game providers to modify applications to the Chinese language. Content will be provided from the existing Chinese media. Our App Store will resemble App Stores currently provided by Apple and Blackberry.

Our current suite of products includes:

Mach 5 Accelerator for Mobile Phones or PC

Internet Acceleration and Data Compression

Mach 5 Accelerator accelerates internet access through proprietary text and image compression, content caching, and other network optimizations. It supports all wireless internet connections such as GPRS, CDMA, 2G, 3G and WiFi, etc. as well as 56K dial-up and any other low-speed or unstable internet connections. A number of acceleration servers have been installed across China, Hong Kong and Japan. Without the need of any new hardware installation, to use the service customers are required to download and install Mach 5 with a valid user account.

  fast web and email acceleration technology
  patented acceleration, compression and network optimization employed by more than 2,200 service providers in over 50 countries approved by independent testing provider VeriTest USA
  acceleration up to 5 times certified by China Unicom
  simple installation and user friendly interface

Mach 5 Web Browser for Mobile

Mach 5 Web for Mobile enables users to take their full PC web browsing experience to their mobile devices. Featured websites and Rich Internet Applications (RIA) such as YouTube, Facebook, Google Apps, Google Maps, Yellow Pages Map and many others with Flash, AJAX, JavaScript, ActiveX, Web 2.0 and more are easily accessed. YouTube videos and other compatible videos are Full-Screen supported.

With the latest and unique remote processing technologies, Mach 5 Web requires just minimal bandwidth and hardware resources to fast access full websites and heavy web-based applications.

Mach 5 Security

Mach 5 Security provides a suite of security based features for mobile users to feel safe when using their mobile devices and accessing the internet. Some of the core features include:

• Mobile Anti Virus, Anti-Loss, Anti Spam, and Anti Theft
• Privacy Protection
• Firewall
• Safe Driving and Safe Browsing
• Backup & Restore

Mach 5 Enterprise

Mach 5 for Enterprise offers a secured, customized total solution to corporations with mobility needs. Web-based Office Applications OA such as ERP, CRM and MIS etc. can be supported natively by our Mach 5 Web Browser without the need of additional porting process to different mobile platforms. Enterprises are able to deploy BYOD, “Bring Your Own Device” with confidence that Mach 5 connects to companies’ intra-networks via secured internet session or more secured VPN.

Mach 5 LBS

Mach 5 LBS is a GPS/GSM/LBS application that can plug in on social networks. The application collects friend information from every major social network to map locations, and allows a user to share location-based information, photographs, and personal content. But, unlike other applications, Mach 5 LBS gives a user the power of GPS/GSM/LBS technology on its mobile phone - yet, all of the location information is private and never available to anyone out of the user’s network. Family and friends can also find each other around the world without location drop-offs on the map.

Following are features available to subscribers of Mach 5 LBS service:

• Locate all friends on street/satellite maps and communicate with them directly.
• Find family, friends, things, media or points of interest close to user location.
• Geotag and share photos, videos and Points of Interest with friends.
• Establish a “Net of Care” by adding trusted family and friends from all user social networks into a user network of care providers.
• Track the location history of people, pets and possession being cared for.
• Move and assign small tracking devices to different people and possessions as needed.
• Communicate instantly with care providers and the person having the problems. Track the location history of people, pets and possession being cared for.
• Care providers are alerted right-away in case of a problem via their mobile-phone, social network or SMS. (can show location on map for selected phones)
• Remote configuration and control of tracking devices.
• Send alert message to phone and display location on map.

Mach 5 Push Mail

We provide real push-event technology, making mobile email notification work similar to SMS. Emails are delivered directly into a user’s email inbox, no clients to install, and no periodic checking required.

CC Power Documents transcoding allows images to be scaled, optimized and compressed automatically to suit individual mobile phones while documents (.pdf, .doc) are converted to text resulting in, we believe, a quick, cost-efficient and reliable email service. All content that has been optimized and adjusted in any way is stored in its original format in the users’ web mail. There, users can access and download copies of their unaltered original documents and pictures when accessed from a computer.

Virtual Private Network Product

A virtual private network (VPN) is a network that uses a public telecommunication infrastructure, such as the Internet, to provide remote offices or individual users with secure access to their organization’s network. A virtual private network can be contrasted with an expensive system of owned or leased lines that can only be used by one organization. The goal of a VPN is to provide the organization with the same capabilities, but at a much lower cost.

A VPN works by using the shared public infrastructure while maintaining privacy through security procedures and tunneling protocols such as the Layer Two Tunneling Protocol. In effect, the protocols, by encrypting data at the sending end and decrypting it at the receiving end, send the data through a “tunnel” that cannot be “entered” by data that is not properly encrypted. An additional level of security involves encrypting not only the data, but also the originating and receiving network addresses.

The XcelMobility Enterprise VPL - Mach 5 Intra Web

We have developed an enterprise solution for VPN which is branded the Mach 5 Intra Web. We believe we have an opportunity to seize a significant portion of the enterprise VPN market as the demand for mobile and cloud computing capabilities is increasing significantly as companies adopt mobile technology in their operations to enhance efficiency, increase productivity and strengthen customer relationships. Companies are facing the following challenges in implementing and managing mobile platforms:

  linking time critical work flow and information to existing internal operating systems that are not accessible from mobile devices;
  the cost of frequent client application upgrades and the maintenance of current mobile solutions; and
  reluctance to implement a mobile intranet platform adoption due to lack of IT resources.

We offer an enterprise solution for VPN owners that we believe provides the following benefits:

  flexibility for various businesses by being more cost efficient, easily implemented (plug and play), high level of security and is expandable;
  web based intranet applications through mobile devices with PC like experience;
  various sub systems to support PC line UX on Mobile environment;
  architecture offers easy integration and expandability;

  various enterprise work force applications using its server-based full browser technology increasing speed and accuracy;
  the flexibility to support various policies and environments (security, geographical regions, device platforms) set by users;
  easy expandability through Sub Systems;
  multimedia content support for videos, live broadcasts and social media; and
  proven solutions with low maintenance.

Products in Development

We plan to bring the following new mobile Internet applications to market in the next twelve months:

Mobile gaming: One of the largest and fastest growing areas of the mobile Internet is gaming. With the new devices with high resolution screens and power processors complex gaming has come to the mobile arena.

Mobile marketing: Location-based mobile marketing is a new and growing application for the mobile Internet.

Mobile Social Networking: One of the fastest growing applications of the mobile Internet is social networking.

Distribution

We provide mobile phone and Internet products through monthly subscriptions to large cell phone carriers and OEM partners. We deliver our products through a powerful and sophisticated network of servers that are located throughout China, Japan and Hong Kong

We market our products through 3 distribution channels:

Data Packages and Application Add-ons for Cellular Carriers

The 3 largest cellular carriers in Japan and China have agreed to market Mach 5 Xcelerator and Security to their customers on a revenue sharing basis (the revenue split is driven by how aggressively the carrier will market the Mach 5 product). Carriers can maintain the Xcel Mach 5 brand or private label the product as their own. We are currently in the process of negotiating test market arrangements with these 6 cellular carriers to determine the most effective way to promote and sell these products. In all of these scenarios, the cellular carrier will collect the fees from their subscribers and remit our portion monthly.

Three marketing techniques that have been proven in the U.S. will be utilized and tested by these carriers. These include:

  Free 2 to 3 month trial of the Mach 5 Xcelerator. Once the trial period is over, the user will be presented the option to purchase the product for a term or on a month by month basis (negative billing option - the user will have to unsubscribe).

  Offering users an advanced “speed data package” which utilizes the Mach 5 Xcelerator and sells at a slight premium ($1.00 to $5.00 per month or discounted for a fixed term) over data packages without the product.

  Offering Mach 5 Xcelerator or Security as an add-on product as many U.S. carriers do with data packages, call display, voice mail and other options. As an add-on to a monthly package, Mach 5 Xcelerator or Security would be made available for a monthly fee of $1.00 to $5.00.

Embedded Software on Mobile Devices Shipped from the Factory

While this option is not as profitable to us, it does ensure that the product is widely distributed. Cellular manufacturers can embed Mach 5 Xcelerator or Security on the mobile device at the factory so that it comes pre-installed with the product. Manufacturers can maintain the Xcel Mach 5 brand or private label the product as their own. As the average life of a smartphone is approximately 30 months, the revenue cycle is assumed to be the same. We are now in discussions with several manufacturers to embed the Mach 5 software in their mobile devices.

Websites and Prepayment Cards

We currently have test websites to offer our products in Japan, China and Hong Kong. These sites offer the Mach 5 range of products. These websites along with pre-paid Mach 5 Xcelerator cards (available in test locations of Chinese cellular carriers) have generated over 1.3 million users. As this was primarily a test of the product, the vast majority of the 1.3 million users are utilizing the Mach 5 Xcelertaor free of charge. The Company’s Chinese, Japanese and Hong Kong websites are in the process of being upgraded and re-formatted for a more contemporary look and image.

Industry

Personal mobile communications and computing have advanced dramatically with the continuous build out of advanced mobile infrastructure and the introduction of increasingly sophisticated portable smart devices. Wireless technology and mobile Internet have allowed for increased interaction and collaboration among users beyond what can be achieved through the traditional Internet. This increased level of connectivity has created increasing demand for advanced mobile Internet services particularly in China, which has the largest mobile user population in the world. As of December 31, 2010, China had 859 million mobile subscribers, according to the Ministry of Industry and Information Technology, or the MIIT, representing a mobile penetration rate of 64.4% . With this large user population, consumer trends in the mobile industry in China often lead those in the rest of the world. The popularity of mobile services in China and globally has led to the development of a broad ecosystem of industry participants, including content providers, application developers, platform providers and device manufacturers, as users increasingly seek to enhance their mobile experience beyond voice communication.

Drivers of Demand for Mobile Internet Services

Early mobile services were primarily based on SMS technology and were largely focused on user entertainment. These included ring tones, games, screen wallpapers and other applications and such services have been widely popular, particularly in China. Advancements in 3G adoption and mobile technology have led to the development of a new generation of advanced services based on mobile Internet technology which address the need for more effective and efficient use of mobile devices. With the increasing adoption of smartphones, tablets and other 3G-enabled networked devices, mobile Internet services will become increasingly popular in users’ daily lives.

Adoption of 3G Networks

Advances in bandwidth provided by 3G mobile networks have created the necessary infrastructure for mass adoption of mobile Internet services. As mobile users increasingly adopting 3G networks worldwide the market opportunity for mobile services continues to expand. The number of 3G subscribers worldwide is projected to grow at a CAGR of 18% from 2009 to 2014 to reach over 2.0 billion users. In China, the number of mobile Internet users has already reached 303 million users as of December 2010, according to CNNIC.

Worldwide 3G Subscribers

Source: Infonetics, October 2010

Popularity of Mobile Devices with Increased Functionality Based on Multiple Platforms

User adoption of 3G networks has generated increasing demand for advanced mobile devices with the necessary features to leverage mobile Internet services. As mobile devices evolve, they incorporate an ever-increasing range of functions at lower cost, which address a broadening array of users’ business and personal needs. Examples of such mobile devices include wireless-enabled personal computers, tablets and smartphones which provide a converging range of functionality. Smartphones, in particular, which offer advanced computing and networking capability in compact form factors, have gained increasing popularity. The worldwide shipments of smartphones are expected to exceed that of personal computers in 2013, according to Gartner.

Worldwide Smartphone Shipments

Source: Gartner, September 2010

High-end smartphones, including Android models, Symbian models, the BlackBerry and the iPhone, are expected to develop and share similarities with tablet PCs in computing performance and mobility over time. The trend of convergence in computing and mobility is just beginning and is creating further user demand for innovative mobile Internet services. China, with its large mobile user base, is likely to become a leading mobile market for the adoption of smartphones and mobile Internet services in the future.

Smartphone Penetration in China

Source: Frost & Sullivan, January 2011

Various ecosystems encompassing hardware manufacturers, application developers, application stores, operating system providers and wireless carriers have developed based on different mobile technology platforms. As a result, the mobile device market, and the smartphone market in particular, is and will continue to be highly fragmented with different platforms dominating different regions. Given the rapid growth in smartphone usage and the fragmentation among operating systems, there is a distinct demand for third party mobile Internet services which are compatible across technology platforms. Such services enhance user experiences and provide capabilities unavailable from device manufacturers.

Worldwide Smartphone Shipments Breakdown by Operating System

Source: IDC, December 2010

The Mobile Internet Services Industry

With the introduction of 3G networks, wireless carriers have actively promoted cooperation among mobile industry participants to develop mobile Internet services. A number of significant industry advancements have helped to define the mobile Internet computing paradigm. Users are increasingly accessing mobile Internet services through specially designed mobile applications installed on devices which provide users with convenient access to specific services. Given the form factors of mobile devices, mobile applications provide user-friendly interfaces through which users can interact with mobile Internet services. In addition, many mobile applications incorporate a cloud platform as a means to expand the capability of mobile Internet services beyond the computing power available from individual mobile devices.

Mobile Applications

In order to fully leverage the increasing computing power of smartphones and other mobile devices, developers have created a large universe of mobile applications to fulfill growing user requirements. The emergence of mobile application stores, such as those run by Apple, Research in Motion, Nokia, Google and GetJar, also provide direct channels for developers to distribute mobile applications.

Global Mobile Application Downloads from Application Stores

Source: Gartner, December 2010

Popular mobile applications include the following:

(i)	Connectivity applications, such as email, instant messenger, GPS navigation, remote access.

(ii)	Business applications, such as mobile banking, stock monitoring and trading, document processing and calendar planning.

(iii)	Life-style applications, such as ecommerce, bill payment, health monitoring, digital reading, and social- networking.

(iv)	Entertainment applications, such as news, games, multimedia player, photo and video editor.

As users start to enjoy the rich experience of mobile computing made possible by the enhanced computing power of mobile Internet enabled devices, additional user requirements have emerged. In particular, the mass adoption of applications makes mobile devices increasingly susceptible to security threats. Users of mobile applications are reliant on external downloads of data and networked communications to support their applications. This interconnectivity increases the likelihood that security threats can invade a mobile device. In addition, the proliferation of applications on mobile devices has led users to process and store more personal data on mobile devices and has created the need for third-party mobile services for users to manage their personal data more efficiently and to optimize the performance of mobile devices. As mobile computing becomes more advanced, mobile Internet services that can help users to maximize the capabilities and performance of their mobile devices will become increasingly vital.

Cloud Platform

A cloud platform describes an architecture that allows on-demand delivery of data and services over the Internet. The cloud allows mobile users to leverage resources beyond limitations of a single mobile device. For example, mobile Internet users can use a cloud platform to store data permanently for continuous access by different devices. This is particularly useful if a device is lost and existing data needs to be restored on a new device. Similarly, as direct peer-to-peer networking among mobile users is not feasible, a cloud platform provides a common computing resource through which mobile users can access and exchange data. This ubiquitous access is possible because cloud computing is designed to be device agnostic and to allow ease of access for different mobile technologies. Users can access mobile Internet services on a cloud platform without concern for the infrastructure that supports the applications and without downloading client end software. Services offered by a cloud platform can also be upgraded by mobile payment service providers without causing any disruption to the user. The functionality and convenience provided by cloud computing enhances the capabilities of mobile devices and will support further demand for innovative cloud services.

Mobile ecosystem participants also benefit from the cloud by utilizing cloud platforms to develop advanced mobile applications. For example, wireless carriers can leverage cloud platforms to seamlessly integrate third-party applications into their own mobile service offerings. Cloud platforms allow application developers to easily share distributed computing resources and deliver more powerful services to mobile users.

Competition

There are four main competitors in China for high speed data services and products. We believe that the testing of the Mach 5 browser by all three of China’s cellular carriers and testing by Japan’s three largest cellular carriers, who chose Mach 5 over several other competitors, independently verifies that our products are superior to our competition.

Bytemobile Inc. – www.bytemobile.com
Bytemobile’s technology allows wireless network operators to offer mobile data, Web, and multimedia applications from cell phones and laptops. Its various software applications manage network traffic, analyze traffic, optimize data, and adapt to different platforms. More than 100 carriers, including most of the world’s largest cell phone companies such as China Mobile, AT&T, and Vodaphone, rely on Bytemobile’s software. The company serves customers in more than 50 countries from offices in Asia, Europe, and the US. It was founded in 2000.

I-accele Corporation – www.i-accele.com
I-accele Corporation, which was established in Japan in 2002, is a global provider of software solutions that accelerate and optimize data services over wireless and wire line networks. I-accele range of products for Wireless operators, ISPs, and Enterprises, allows corporate customers and individual end-users of all networks to benefit from accelerated and rich data services, without changing the applications or devices they use, and without compromising their security needs. Several carriers and vendors in Japan, China and Malaysia have selected I-accele products to optimize their data applications, and I-accele is currently extending its product distribution in the Asia market.

UC Web – www.ucweb.com
UC focuses on serving faster, more stable and flexible Internet experience to users. In April 2004, UC launched its core product UC Browser, which now runs on almost any mobile platform - Android, iOS, BlackBerry OS, Symbian, WinCE, bada, Java, MTK, Brew etc. More than 3000 phone models in 200 brands can perfectly support UC Browser. With UC Browser, mobile users can easily get online service, such as web news, web games, e-commerce, and so forth. By March 2011, UC Browser have served more than 150 countries and areas, and got more than 700 million downloads. Per month, 200 million users visits 60 billion pages through UC Browser, which ranked 1st in the world.

Onayo
Onayo is a direct competitor with a core product centered on compression software for mobile devices to increase speed and reduce bandwidth. It was founded in 2010 and has it’s head office in Ramat, Israel. It focuses on reducing the cost of data plans for retail customers by utilizing data compression technology. It currently uses a free revenue model.

Seasonality

Our business is not subject to seasonality.

Government Regulation

Overview

The PRC government has imposed extensive and stringent measures to regulate the telecommunications and software development industries. The State Council of the PRC, or the State Council, the Ministry of Industry and Information Technology, or the MIIT (formerly the Ministry of Information Industry, or the MII), and other relevant authorities in the PRC have issued various regulations with respect to the telecommunications and software development industries. This section summarizes the principal PRC laws and regulations relevant to our business and operations.

Business license

Any company that conducts business in the PRC must have a business license that covers a particular type of work. Our business license covers our present business to design, develop, and produce mobile Internet software. Prior to expanding our business beyond that of our business license, we are required to apply and receive approval from the PRC government.

Employment laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. China’s National Labor Law, which became effective on January 1, 1995, and China’s National Labor Contract Law, which became effective on January 1, 2008, permit workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract.

Regulation on the Telecommunications Industry

Types of Telecommunications Services

On September 25, 2000, the State Council issued the Regulations on Telecommunications of the PRC, or the Regulations on Telecommunications, which became effective on September 25, 2000 and which regulates the telecommunications industry and other related activities and services within the PRC. The MIIT regulates the telecommunications industry on a national level while the provincial-level communications administrative bureaus, or the CABs, supervise and regulate the telecommunications industry in their respective administrative regions. The Regulations on Telecommunications classifies telecommunications services into two main categories: (1) core telecommunications services and (2) value-added telecommunications services, and further divides each main category into several sub-categories. According to the Catalog for Classification of Telecommunications Businesses, which became effective on April 1, 2003, our business operates under the provision of information services through mobile networks and the Internet, thus fitting into the category of value-added telecommunications services.

Value-added Telecommunications Services

Providers of value-added telecommunications services in the PRC are subject to examination and approval from, and require licenses issued by, the MIIT or the relevant CABs. Pursuant to the Regulation on Telecommunications, to provide value-added telecommunications services in more than two provinces, autonomous regions or centrally administered municipalities, the value-added telecommunication service provider shall obtain the Transregional Value-added Telecommunication Business Operation License from the MIIT; to provide value-added telecommunications services within one province, autonomous region or centrally administered municipality, the value-added telecommunication service provider shall obtain the Value-Added Telecommunication Business Operation License from relevant CABs. On March 1, 2009, the MIIT issued the Administrative Measures for Licensing of Telecommunications Business Operations which set forth the basic requirements for a license to provide value-added telecommunications services in the PRC. Such requirements mainly include the following:

  the applicant is a duly incorporated company;

  the applicant has necessary funds and professional staff suitable for its business activities;

  the applicant has the reputation or capability of providing customers with long-term services;

  to operate value-added telecommunications services business across multiple provinces, autonomous regions or centrally administered municipalities, the applicant shall have a minimum registered capital of RMB10,000,000; to operate value-added telecommunications services business within a single province, autonomous region or centrally administered municipality, the applicant shall have a minimum registered capital of RMB1,000,000;

  the applicant has necessary premises, facilities and technical scheme; and

  the applicant and its major capital contributors and business managers have no record of violating rules on telecommunication supervision and administration during the past three years.

We have obtained the China Value-Added Telecommunications Business License permitted by the MII (B2-20080062) and the China Value-Added Telecommunications Business License permitted by the Guangdong Provincial Communications Authority (B2-20050598). These are the only value-added telecommunications business licenses that we currently require to operate our business in the PRC.

Short Message Services

On April 15, 2004, the MII issued the Notice on Certain Issues Regarding Regulating Short Message Services which specifies that only those telecommunications services providers that hold specific short message service licenses may provide such services in the PRC. The notice also requires short message services providers to censor the contents of short messages, to automatically collect information such as the time that short messages are sent and received and the telephone numbers or codes of the sending and receiving terminals and to keep such records for five months within the time each short message is delivered.

Telecommunications Networks Code Number Resources

On January 29, 2003, the MII issued the Administrative Measures on Telecommunications Networks Code Number Resources to administer the code number resources including mobile communications network code number. According to the administrative measures, the entity shall apply to the MII for a code number to be used in the interprovincial operations and shall apply to the relevant CAB for a separate code number for intra-provincial operations. The administrative measures specify the qualifications for a code number, required application materials and application procedures.

Specifications for Telecommunications Services

On March 13, 2005, the MII issued the Specifications for Telecommunications Services specifying the telecommunications service qualities to which all telecommunications service providers in the PRC should conform. It also requires all telecommunications services providers to establish a sound service quality management system and make periodical reports to the relevant telecommunications authorities.

Foreign Investments in Value-added Telecommunications Services Industry

Foreign direct investment in telecommunications services industry in China is regulated under Regulations on the Administration of Foreign-Invested Telecommunications Enterprises, or the FITE Regulations. The FITE Regulations were issued by the State Council on December 11, 2001 and amended by the State Council on September 10, 2008. According to the FITE Regulations, foreign investors’ ultimate equity interests in any entity providing value-added telecommunications services in the PRC may not exceed 50%. A foreign investor must demonstrate a good track record and prior experience in providing value-added telecommunications services outside the PRC prior to acquiring any equity interest in any value-added telecommunications services business in the PRC.

On July 13 2006, the MII issued the Notice Regarding Strengthening the Administration of Foreign Investment in Operating Value-Added Telecommunications Businesses, or the MII Notice, which prohibits value-added telecommunications services operation license holders, including Trans-regional Value-added Telecommunications Services Operation License and Telecommunications Value-added Services Operation License holders, from leasing, transferring or selling their licenses to any foreign investors in any manner, or providing any resources, premises or facilities to any foreign investors for illegal operation of telecommunications services business in the PRC. The MII Notice also requires that, (1) value-added telecommunications services operation license holders or their shareholders must directly own the domain names and trademarks used by such license holders in their daily operations; (2) each license holder must have necessary facilities for its approved business operations and maintain such facilities in the regions specified by its license; and (3) all value-added telecommunications service providers are required to maintain network and Internet security in accordance with the standards set forth in relevant PRC regulations. If a license holder fails to comply with the requirements in the MII Notice and fails to remedy such non-compliance within a designated period, the MIIT or relevant CABs may take administrative actions against such license holder, including revocation of their valued-added telecommunications services operation licenses. We provide our services through our controlled affiliated entity that owns Value-added Telecommunications Services Operation Licenses. We believe our controlled affiliated entity is in compliance with the MII Notice.

Regulations Concerning the Software Development Industry

Software Products

On March 1, 2009, the MIIT issued the Administrative Measures for Software Products, or the Measures for Software Products, to regulate the development, production, sale, and import and export of software products, including computer software, software embedded in information systems and equipments, and computer software provided in conjunction with other information or technology services. Any entity or individual shall not develop, produce, sell and import or export any software product which infringes upon the intellectual property rights of third parties, contains computer viruses, endangers computer system security, is not in compliance with the software standard specification of the PRC, or contains contents prohibited under PRC laws and regulations. To that end, for any software products, the Measures for Software Products require registration and filing with the provincial level software registration institutions authorized to accept and review software products registration applications. Once accepted for review, the software product registration application shall be filed with and publicly announced by the MIIT, and if no objection is received within a seven-working-day publication period, a software registration number and a software product registration certificate will be granted. A software registration certificate is valid for five years and may be renewed upon expiration. We have obtained a Software Company Certification, as issued by the Technology and Information Bureau of Shenzhen City (R2007-0033).

Software Enterprises

A PRC enterprise that develops one or more software products and meets the Certifying Standards and Administrative Measures for Software Enterprises (Proposed), promulgated by the MII, Ministry of Education, Ministry of Science and Technology and the State Administration of Taxation, or the SAT on October 16, 2000, can be certified as a “software enterprise.” The certification standards for software enterprises include the following:

  the applicant shall be an enterprise established in PRC which engages in the business of computer software development and production, system integration, application service, etc., and whose operating revenue is primarily derived from the above referenced business activities;

  the enterprise develops one or more software products or possesses one or more intellectual property rights of software products, or provides technical services such as computer information system integration that has passed qualification and grade certification;

  the proportion of technical staff in the work of software development and technical service shall be no less than 50% of the total staff in the enterprise;

  the applicant shall possess relevant technical equipments and premises necessary for developing software and providing relevant services;

  the applicant shall possess methods and ability to safeguard the qualify of the software products and the technical services;

  the development fund for software technique and products shall be above 8% of the enterprise’s annual software income; and

  the annual sale income of software shall be more than 35% of the total annual income of the enterprise, with the income of self-developed software more than 50% of the software sales income;

  the enterprise has clearly-established ownership, standardized management and complies with disciplines and laws.

Enterprises that qualified as “software enterprises” are entitled to certain preferential treatments in the PRC. According to the Circular on Relevant Taxation Policies for Encouraging the Development of the Software and Integrate Circuit Industries (Circular No. 25) (2000) by the Ministry of Finance, the General Administration of Customs and the State Administration of Taxation, or the SAT, newly-established software manufacturing enterprises (i.e. those established after July 1, 2000) may be exempt from income tax in the first two years of profitability and enjoy 50% income taxes reduction for the next three years, such policy is known as the “Two Free, Three Half” preferential policy. On February 22, 2008, the Ministry of Finance and SAT promulgated the Notice on Several Preferential Policies in Respect of Enterprise Income Tax, or the Notice 2008 No. 1, which reiterated that a software production enterprise newly established within China may, upon certification, enjoy the Two Free, Three Half preferential treatment. On April 24, 2009, the Ministry of Finance and SAT promulgated the Notice on Several Issues Relevant to the Implementation of the Preferential Policies on Enterprise Income Tax, which states that, the software production enterprises and the integrated circuit production enterprises established prior to the end of 2007 may, upon certification, enjoy the preferential policies on the enterprise income tax reductions and exemptions within specified periods as provided in the Notice 2008 No. 1. An enterprise which became profitable in or before 2007 and started enjoying the enterprise income tax reductions and exemptions within specified periods may continue to enjoy the relevant preferential treatment from 2008 until the expiration of the specified periods. According to the Circular on Relevant Policies for Further Encouraging the Development of the Software and Integrate Circuit Industries (Circular No. 4) (2011) issued by the State Council on January 28, 2011, the software production enterprises and the integrated circuit production enterprises may, upon certification, enjoy the “Two Free, Three Half” preferential policy from the year of profitability prior to December 31, 2017, until the expiration of the specified periods.

Foreign Investments in Software Development Industry

According to the Catalogue of Industries for Guiding Foreign Investment amended in December 2011, foreign investment is encouraged in the software development and production sector. As such, there are no restrictions on foreign investment in the software development industry in the PRC aside from business licenses and other permits that every software development entity in the PRC must obtain.

Regulations on Internet Domain Name and Content

Internet Domain Name

Internet domain names in the PRC are regulated by the Administrative Measures on the PRC Internet Domain Name, which were promulgated by the MII and which came into effect on December 20, 2004, and the Implementation Rules of Registration of Domain Name, which were promulgated by PRC’s domain name registrar, China Internet Network Information Center, or CNNIC and which came into effect on December 1, 2002, and were amended by CNNIC on June 5, 2009. Domain name service organizations accept applications for network domain names; successful applicants become holders of the registered domain names after registration. A holder needs to pay operation fees on time to keep the registered domain names, otherwise the domain name registrar may revoke the domain names. In case there is any changes to the registration information of a domain name, the holder shall file the changes with the domain name registrar within 30 days after such changes. The CNNIC is responsible for the administration of .cn domain names and domain names in Chinese language. Disputes in respect of domain names are regulated by the Measures on Resolution of Disputes regarding Domain Names which were issued by CNNIC and revised on February 14, 2006, and shall be settled by organizations approved by the CNNIC. We have obtained an Internet Registration Certification from the Shenzhen Municipal Public Security Bureau, No. 3303101901203.

Content of Internet Information

Provision of Internet information services in the PRC is regulated by the Administrative Measures on Internet Information Services adopted by the State Council on September 20, 2000. According to these measures, provision of Internet information services regarding news, publication, education, medical and health care, pharmacy and medical appliances are subject to examination, approval and regulation by relevant authorities responsible for regulating these sectors. Internet content providers are not allowed to provide services beyond the scope of an applicable license or registration. The measures also provide a list of prohibited content on the Internet. Internet information service providers are required to monitor and censor the information on their websites, and when prohibited content is found, they shall terminate the transmission immediately, keep the relevant record and report immediately to relevant authorities.

According to these measures, commercial Internet information service providers must obtain a License for Internet Content Providers, or ICP license, in order to engage in such business. Moreover, provision of ICP services in multiple provinces, autonomous regions and centrally administered municipalities may require a trans-regional ICP license. We have obtained an ICP license (ICP No. 07047476).

On November 6, 2000, the MII issued the Regulations for the Administration of Internet Electronic Notice Services to regulate the provision of information via Internet in the form of, among others, electronic bulletin boards, electronic whiteboards, electronic forums, Internet chat-rooms and message boards. The Internet electronic bulletin service providers are required to record the content and time of information released, the website or domain name in the electronic bulletin system, keep such records for at least 60 days, and to provide such information to the relevant authorities upon request.

Regulations on Technology Export

The Technology Import and Export Administrative Regulations of the PRC promulgated by the State Council on December 10, 2001 and the Regulations of Protection of Computer Software which came into effect on January 1, 2002, requires approval of imports and exports of restricted technology, and registration of contracts to import or export unrestricted technology. Software is part of the technology governed by this regime. To implement this requirement, the Administrative Measures for Registration of Technology Import and Export Contracts, or the Registration Measures, was promulgated by the Ministry of Commerce, or the MOFCOM and become effective on March 1, 2009; the Administrative Measures on Prohibited and Restricted Technology Exports, or the Technology Export Measures was jointly promulgated by the MOFCOM and the Ministry for Science and Technology and become effective on May 20, 2009, and the Administrative Measures on Prohibited and Restricted Technology Imports, or the Technology Import Measures was promulgated by the MOFCOM and become effective on March 1, 2009. Pursuant to these regulations, the technology within the prohibited list for import and/or export shall not be imported and/or exported, and a permit for import and/or export shall be obtained by the importer and/or exporter if the technology to be imported and/or exported are listed within the restricted list for import and/or export. For any import or export technology, the relevant department of commerce is responsible for the registration of contracts for such technology import or export.

Regulations on Intellectual Property Rights

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also signatory to most of the world’s major intellectual property conventions, including:

•	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 3, 1980);
•	Paris Convention for the Protection of Industrial Property (March 19, 1985);
•	Patent Cooperation Treaty (January 1, 1994); and
•	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (December 11, 2001).

Trademarks

Registered trademarks in the PRC are protected by the Trademark Law of the PRC which came into effect in 1982 and was revised in 1993 and 2001 and the Regulations for the Implementation of Trademark Law of PRC which came into effect in 2002. A trademark can be registered in the PRC with the Trademark Office under the State Administration for Industry and Commerce, or the SAIC. The protection period for a registered trademark in the PRC is ten years starting from the date of registration and may be renewed if an application for renewal is filed within six months prior to expiration.

Copyright

Copyright in the PRC is protected by the Copyright Law of the PRC which was promulgated in 1990 and revised in 2001 and February 2010 and the Regulation for the Implementation of the Copyright Law of the PRC which came into effect in September 2002 and revised in January 2011. Under the revised Copyright Law, copyright protections have been extended to information network and products transmitted on information network. Copyrights are reserved by the author, unless specified otherwise by the laws. According to Article 16 of the Copyright Law, if a work constitutes “work for hire”, the employer, instead of the employee, is considered the legal author of the work and will enjoy the copyrights of such “work for hire” other than rights of authorship. “Works for hire” include, (1) drawings of engineering designs and product designs, maps, computer software and other works for hire, which are created mainly with the materials and technical resources of the legal entity or organization with responsibilities being assumed by such legal entity or organization; (2) those works the copyrights of which are, in accordance with the laws or administrative regulations or under contractual arrangements, enjoyed by a legal entity or organization. The actual creator may enjoy the rights of authorship of such “work for hire.”

A copyright owner may transfer its copyrights to others or permit others to use its copyrighted works. Use of copyrighted works of others generally requires a licensing contract with the copyright owner. The protection period for copyrights in the PRC varies, with 50 years as the minimum. The protection period for a “work for hire” where a legal entity or organization owns the copyright (except for the right of authorship) is 50 years, expiring on December 31 of the fiftieth year after the first publication of such work.

Patent protection in China

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2009 and 2010, respectively.

The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

The Patent Law covers three kinds of patents—patents for inventions, utility models and designs. The Chinese patent system adopts the principle of first to file; therefore, where more than one person files a patent application for the same invention, a patent can only be granted to the person who first filed the application. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it cannot be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One broad exception to this rule, however, is that, where the patent holder has not exploited the patent or has not exploited the patent adequately without any reasonable reason in the statutory period of time, or the patent holder’s act of exploiting the patent is held to be monopolistic, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. SIPO, however, has not granted any compulsory license to date. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people’s court.

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. Patent holders who believe their patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. A preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one or more times the license fee under a contractual license. The infringing party may be also fined by the Administration of Patent Management in an amount of up to four times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB200,000, or approximately USD $31,250.

Measures for the Registration of Computer Software Copyright

In China, holders of computer software copyrights enjoy protections under the Copyright Law. China’s State Council and the State Copyright Administration have promulgated various regulations relating to the protection of software copyrights in China. Under these regulations, computer software that is independently developed and exists in a physical form is protected, and software copyright owners may license or transfer their software copyrights to others. Registration of software copyrights, exclusive licensing and transfer contracts with the Copyright Protection Center of China (previously, the State Copyright Administration) or its local branches is encouraged. Such registration is not mandatory under Chinese law, but can enhance the protections available to the registered copyrights holders. For example, the registration certificate is proof of protection.

Foreign Exchange Regulation

Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 2008 and various regulations issued by the State Administration of Foreign Exchange (“SAFE”), and other relevant PRC government authorities, the Renminbi is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investments, require the prior approval from the SAFE or its local counterpart for conversion of Renminbi into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

Payments for transactions that take place within the PRC must be made in Renminbi. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by the SAFE or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign currency receipts into Renminbi.

Under the Implementing Rules of Measures for the Administration of Individual Foreign Exchange, or the Implementation Rules, issued by the SAFE on January 5, 2007, PRC citizens who are granted shares or share options by an overseas listed company according to its share incentive plan are required, through a qualified PRC agent or the PRC subsidiary of such overseas listed company, to register with the SAFE and complete certain other procedures related to the share incentive plan. Foreign exchange income received from the sale of shares or dividends distributed by the overseas listed company must be remitted into a foreign currency account of such PRC citizen or be exchanged into Renminbi.

In addition, domestic wages and salaries of foreign employees outside of the PRC, as well as other rightful earnings, such as dividends, bonuses and profits, of shareholders outside of the PRC may be remitted freely out of the PRC after taxes have been paid in accordance with the provisions of the Chinese tax law with a tax certificate. Since we do not have any debt that is generated outside the PRC and do not have any employees located outside PRC, management is not aware of any material risk of paying in foreign currency in respect of those employee-related and debt-settlement amounts due to any other party located outside PRC.

Liquidation

According to the bankruptcy law of the PRC, CC Investment, as a WFOE, needs to have its debt to creditors settled in the priority as set forth in the relevant Bankruptcy law in China and its immediate equity holder, CC Mobility, located in Hong Kong, would be the last party to be entitled to any residual interest of the entity. Such priority of payment and distribution in the case of the liquidation of CC Investment does not have any different priority in respect of PRC nationals or foreigners. The priority is based on the status of being a creditor and other requirements as set forth in the bankruptcy law in China, which does not have any discrimination or preference in respect of whether the party is a PRC national or foreigner.

Taxation

Under the Enterprise Income Tax Law (“EIT”), effective January 1, 2008, China adopted a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and revoke the current tax exemption, reduction and preferential treatments applicable to foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatment granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25.0% may continue to enjoy the lower rate and gradually transition to the new tax rate within five years after the effective date of the EIT Law. Enterprises that are currently entitled to exemptions or reductions from the standard income tax rate for a fixed term may continue to enjoy such treatment until the fixed term expires. However, the two-year exemption from enterprise income tax for foreign-invested enterprise will begin from January 1, 2008 instead of from when such enterprise first becomes profitable. Preferential tax treatments will continue to be granted to industries and projects that are strongly supported and encouraged by the state, and enterprises otherwise classified as “new and high technology enterprises strongly supported by the state” will be entitled to a 15.0% enterprise income tax rate even though the EIT Law does not currently define this term.

Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors

On August 8, 2006, six PRC regulatory agencies, including the Chinese Securities Regulatory Commission (“CSRC”), promulgated a rule entitled Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “new M&A rule”) to regulate foreign investment in PRC domestic enterprises. The new M&A rule provides that the Ministry of Commerce must be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise and any of the following situations exists:

(i)	the transaction involves an important industry in China;

(ii)	the transaction may affect national “economic security;” or

(iii)	the PRC domestic enterprise has a well-known trademark or historical Chinese trade name in China.

On September 21, 2006, the CSRC issued a clarification that sets forth the criteria and process for obtaining any required approval from the CSRC. To date, the application of this new M&A rule is unclear.

Employees

Xcel currently employs 28 individuals amongst its various offices. All employees enter into confidentiality agreements.

Corporate Information

The principal executive offices for the Registrant are located at: 303 Twin Dolphins Drive, Suite 600, Redwood City, CA 94065. The Registrant’s main telephone number is: 650-632-4210 and its fax number is 650-551-9901. The Registrant’s website is located at: www.xcelmobility.com

CC Power’s offices are located at: Room 706, Cyber Times Tower B, Tairan Road, Futian District, Shenzhen, PRC.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our operating results are difficult to predict, and we may experience significant fluctuations in our operating results.

Our operating results may fluctuate significantly. As a result, you may not be able to rely on period to period comparisons of our operating results as an indication of our future performance. Factors causing these fluctuations include, among others:

  our ability to maintain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;
  our ability to monetize our products;
  the cooperation and access to our partners customer bases;
  the price we charge for our products or changes in our pricing strategies or the pricing strategies of our competitors;
  timing and costs of marketing and promotional programs organized by us and/or our partners, including the extent to which we or our partners offer promotional discounts to their customers;
  technical difficulties, system downtime or interruptions of our computer system, which we use to support our products;
  the introduction by our competitors of new products and services;
  the effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully and timely integrate them into our business;
  changes in government regulations with respect to the mobile internet industry; and
  economic and geopolitical conditions in China, Japan and elsewhere.

In addition, a significant percentage of our operating expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could result in substantial operating losses.

The commercial success of our products depends upon the degree of their market acceptance among the mobile internet community. If our products do not attain market acceptance among the mobile internet community, our operations and profitability would be adversely affected.

The commercial success of our products depends, in large part, upon the degree of market acceptance they achieve among the mobile internet community, particularly among cellular carriers, phone manufacturers, and phone retailers. Cellular carriers may not offer our products to their customers and phone manufacturers may not embed our software into their phones if the products are not attractive and desired by consumers. The acceptance and use of our products among the mobile internet community will depend upon a number of factors including:

  perceptions by consumers, cellular carriers, phone manufacturers and retailers that our products are leading edge and enable faster use of the mobile Internet;
  perceptions by cellular carriers that the use of our products are very efficient and enable them to provide more data to their customers through existing infrastructure;
  the efficacy and potential advantages relative to competing products and products under development;
  relative convenience and ease of administration of installing our products and collecting payment;
  effectiveness of our product education, marketing and distribution efforts;
  publicity concerning our products or competing products and treatments; and
  the price for our products and competing products.

If our products fail to attain and sustain market acceptance among the mobile internet community, or if our currently marketed products cannot maintain market acceptance, our results of operations and profitability would be adversely affected.

Our success is dependent upon our ability to maintain our relationships with cellular carriers, phone manufacturers and phone retailers and to expand such relationships and develop new relationships.

Our business depends significantly on our relationships with cellular carriers, phone manufacturers and phone retailers. No assurance can be given that any such distribution channels will continue their relationships with us, and the loss of one or more of these distribution channel partners could have a material adverse effect on our business, results of operations and financial condition. Our ability to grow our business will therefore depend to a significant degree upon our ability to expand existing relationships and develop new relationships with such distribution channel partners and to expand existing relationships. No assurance can be given that new partners will be found, that any such new relationships will be successful when they are in place, or that business with current distribution channel partners will increase. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

Concerns about health risks associated with wireless equipment may reduce the demand for our services.

Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in mobile communication devise users, thereby reducing potential users of our services.

Our failure to retain and attract qualified personnel could harm our business.

We believe that our success depends in part on our ability to attract, train and retain qualified personnel. Competition for qualified personnel is intense and we may not be able to hire sufficient personnel to achieve our goals or support the anticipated growth in our business. If we fail to attract and retain qualified personnel, our business will suffer.

A limited number of customers account for a significant portion of our sales, and the loss of any one of them as a customer may substantially harm our financial results.

For the fiscal year ended December 31, 2011, two customers accounted for approximately 96% of our gross sales. Our near term, and possibly long term prospects are significantly dependent upon these customers. As a result, currently we are substantially dependent upon the continued participation of these customers in order to maintain and continue to grow our total revenues. Significantly reducing our dependence on these customers may take longer than we currently anticipate and there can be no guarantee that we will succeed in reducing that dependence. There is no assurance that any of these customers will continue to contribute to our total sales revenue in subsequent years. Under present conditions, the loss of any one of these customers could have a material effect on our performance, liquidity and prospects. To reduce this risk, we continue to build our sales pipeline and diversify our product line.

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We expect to rely on a combination of Chinese, U.S. and other foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights. The efforts we have taken and expect to take to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our products are made available. There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If we are otherwise unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, and our business and financial results could be adversely affected.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings. In addition, the possibility of extensive delays in the patent issuance process could effectively reduce the term during which a marketed product is protected by patents.

We may also need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights or they may not be available on acceptable terms. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or our collaborators.

We may be exposed to intellectual property infringement and other claims by third parties which, if successful, could disrupt our business and have a material adverse effect on our financial condition and results of operations.

There is significant litigation in the telecommunications technology field regarding patents and other intellectual property rights. Other companies with greater financial and other resources than us have gone out of business from costs related to patent litigation and from losing a patent litigation. Our success depends, in large part, on our ability to use our proprietary information and know-how without infringing third party intellectual property rights. As we increase sales of our products, and as litigation becomes more common in China and throughout Asia, we face a higher risk of being the subject of claims for intellectual property infringement, invalidity or indemnification relating to other parties’ proprietary rights. Our current or potential competitors, many of which have substantial resources, may have or may obtain intellectual property protection that may prevent, limit or interfere with our ability to make, use or sell our products in China and elsewhere. Moreover, the defense of intellectual property suits, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our management personnel. Resolving intellectual property infringement claims may also require us to enter into license agreements. No assurances can be given that we would be able to obtain license agreements on commercially reasonable terms. A successful claim of intellectual property infringement could subject us to significant damages and may prevent us from developing or licensing the affected product. Any of these events could have a material adverse effect on our profitability and financial condition.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

Our success depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we rely almost wholly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

We depend substantially on the continuing efforts of our executive officers, and our business and prospects may be severely disrupted if we lose their services.

Our future success is dependent on the continued services of the key members of our management team, including Ronald Edward Strauss, Renyan Ge, Gregory Tse and Xili Wang. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new management. The process of hiring suitably qualified personnel is also often lengthy. If our recruitment and retention efforts are unsuccessful in the future, it may be more difficult for us to execute our business strategy.

Increasing government regulation of the internet could affect our business.

We are subject not only to regulations applicable to businesses generally but also to laws and regulations directly applicable to electronic commerce. The PRC government may adopt new laws and regulations applicable to electronic commerce. Currently, there are no specific internet regulations adopted by the PRC government pertaining to the our industry. However, in the future the PRC government may decide to regulate electronic commerce as pertains to our industry. Any such legislation or regulation could dampen the growth of the internet and decrease its acceptance. If such a decline occurs, customers may decide in the future not to use the internet to purchase our products. Any new laws or regulations in the following areas could affect our business:

  user privacy;
  the pricing and taxation of products offered over the internet;
  the content of websites;
  copyrights;
  the online distribution of specific material or content over the internet; and
  the characteristics and quality of services offered over the internet.

We may not be able to manage our expansion of operations effectively and failure to do so could strain our management, operational and other resources, which could materially and adversely affect our business and growth potential.

We have grown since our inception and we anticipate continued expansion of our business to address growth in demand for our products, as well as to capture new market opportunities. The continued growth of our business has resulted in, and will continue to result in, substantial demands on our management, operational and other resources. In particular, we believe that the management of our growth will require, among other things:

  our ability to expand our market reach in China, Japan and elsewhere;
  our ability to continue to identify new customers and distribution channels;
  our ability to control operating expenses;
  strengthening of financial and management controls;
  increased marketing, sales and sales support activities; and
  hiring, training and managing of new personnel, including sales personnel.

If we are not able to manage our growth successfully, our business and prospects would be materially and adversely affected.

We may need additional capital and may not be able to obtain it on acceptable terms or at all, which could adversely affect our liquidity and financial position; the issuance of additional equity would result in dilution to our shareholders.

We may need to raise additional capital if our expenditures exceed our current expectations due to changed business conditions or other future developments. Our future liquidity needs and other business reasons may require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or securities convertible or exchangeable to our equity securities would result in additional dilution to our shareholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that restrict our operational flexibility. Our ability to raise additional funds in the future is subject to a variety of uncertainties, including:

  our future financial condition, results of operations and cash flows;
  general market conditions for capital-raising activities by technology companies; and
  economic, political and other conditions in China, Japan and elsewhere.

No assurances can be given that we will be able to obtain additional capital in a timely manner or on commercially acceptable terms or at all.

Future acquisitions are expected to be a part of our growth strategy, and could expose us to significant business risks.

One of our strategies is to grow our business through acquisition of other mobile communication and software companies. However, no assurances can be given that we will be able to identify and secure suitable acquisition opportunities. Our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and, to the extent necessary, our ability to obtain financing on satisfactory terms for larger acquisitions, if at all.

Moreover, if an acquisition candidate is identified, the third parties with whom we seek to cooperate may not select us as a potential partner or we may not be able to enter into arrangements on commercially reasonable terms or at all. The negotiation and completion of potential acquisitions, whether or not ultimately consummated, could also require significant diversion of management’s time and resources and potential disruption of our existing business. Furthermore, no assurances can be given that the expected synergies from future acquisitions will actually materialize. In addition, future acquisitions could result in the incurrence of additional indebtedness, costs, and contingent liabilities. Future acquisitions may also expose us to potential risks, including risks associated with:

  the integration of new operations, products, services and personnel;
  unforeseen or hidden liabilities;
  the diversion of financial or other resources from our existing businesses;
  our inability to generate sufficient revenue to recover costs and expenses of the acquisitions; and
  the potential loss of, or harm to, relationships with employees or customers.

Any of the above could significantly disrupt our ability to manage our business and materially and adversely affect our business, financial condition and results of operations.

The technology used in the mobile internet industry continues to change rapidly and if we are unable to modify our products to adapt to future changes in the mobile communication industry, we will be unable to attract or retain customers.

The mobile internet industry has been characterized by a rapid rate of development of new technologies and manufacturing processes, rapid changes in customer requirements, frequent product introductions and ongoing demands for greater functionality. Our future success will likely depend on our ability to develop new products and to adjust our product specifications in response to these developments in a timely manner. If our development efforts are not successful or are delayed, or if our newly developed products do not achieve market acceptance, we may be unable to attract or retain customers and our operating results could be harmed.

Our efforts to develop new products involve several risks, including:

  our ability to anticipate and respond in a timely manner to changes in customer requirements;
  the significant research and development investment that we may be required to make before market acceptance of a particular new or enhanced product;
  the possibility that the mobile internet industry may not accept our products after we have invested a significant amount of resources in development; and
  competition from new technologies, processes and products introduced by our current or future competitors.

We intend to make significant investments in research and development and new mobile Internet products that may not be profitable.

Companies in our industry are under pressure to develop new software and new product innovations to support changing consumer tastes and regulatory requirements. We have engaged in research and development activities and we believe that substantial additional research and development activities are necessary to allow us to offer technologically-advanced products. We expect that our research and development budget will increase significantly as we attempt to create new products and as we have access to additional working capital to fund these activities. Research and development and investments in new technology are inherently speculative and commercial success depends on many factors including technological innovation, novelty, service and support, and effective sales and marketing.

We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may be minimal.

Risks Related to Our Corporate Structure

Transactions among our affiliates are subject to scrutiny by the PRC tax authorities and a finding that we or any of our consolidated entities owe additional taxes could have a material adverse impact on our net income and the value of an investment in our common stock.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into among our consolidated entities are challenged by the PRC tax authorities to be not on an arm’s-length basis, or to result in an unreasonable reduction in our PRC tax obligations, the PRC tax authorities have the authority to disallow our tax deduction claims, adjust the profits and losses of our respective PRC consolidated entities and assess late payment fees and other penalties. Our net income may be materially reduced if our tax liabilities increase or if we are otherwise assessed late payment fees or other penalties.

PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. Among other things, the Revised M&A Regulations include provisions that purport to require that an offshore special purpose vehicle, or “SPV,” formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. We believe that (i) CC Investment was incorporated as a foreign owned enterprise and that there was no acquisition of the equity or assets of a “PRC domestic company” as such term is defined under the Revised M&A Regulations and (ii) that no provision in the Revised M&A Regulations clearly classifies the contractual arrangements between CC Investment and CC Power as a type of transaction falling within such rules. Therefore, we were and are not required to obtain the approval of CSRC under the Revised M&A Regulations in connection with the Exchange Transaction.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for the Exchange Transaction, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. Also, if the CSRC later requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the Revised M&A Regulations. It is anticipated that application of the rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the rules, we may need to expend significant time and resources to maintain compliance.

We currently conduct of our business primarily through contractually controlled PRC operating entities, and our control of the day-to-day operations of such PRC entities pursuant to contracts, to comply with Chinese law, may not be as effective as conducting business through direct equity ownership of such PRC entities due to uncertainties with respect to the PRC legal system which could materially and adversely affect our results of operations.

We currently conduct a substantial portion of our business primarily through our contractually controlled PRC operating entities. PRC laws and regulations govern our operations in the PRC. Our contractually controlled PRC operating entities are generally subject to laws and regulations applicable to foreign investments in the PRC and, in particular, laws applicable to wholly foreign-owned enterprises (“WFOEs”). Although members of our executive management team and our shareholders include the executive officers and owners of our contractually controlled PRC operating entities, because we do not directly own our contractually controlled PRC operating entities, we may encounter problems enforcing our rights to control the business affairs and day-to-day operations of such entities. If we find it necessary to take legal action in the PRC to enforce our rights under our contracts with the PRC operating entities, we will be subject to the uncertainties of the PRC legal system, where prior court decisions have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in PRC. However, the PRC has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC.

In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation, if any, of these policies and rules until sometime after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention. Accordingly, notwithstanding our contractual control over our PRC operating entities, such control may not be as effective as if we conducted our business through direct equity owned PRC entities which could materially and adversely affect our results of operations.

Our contractual arrangements with CC Power and its shareholder may not be as effective in providing control over these entities as direct ownership.

We have no equity ownership interest in CC Power as we rely on the contractual arrangements of the VIE agreements to control and operate CC Power. These contractual arrangements may not be as effective in providing control over CC Power as direct ownership. For example, CC Power could fail to take actions required for our business or fail to pay dividends to CC Investment despite its contractual obligation to do so. If CC Power fails to perform its obligation under the VIE agreements, we may have to rely on legal remedies under PRC law, which may not be effective.

Risks Related to Doing Business Internationally and in China

We are subject to market risk through our sales to international markets.

A portion of our sales are or will be derived from international markets. These operations are subject to risks that are inherent in operating in foreign countries, including the following:

  foreign countries could change regulations or impose currency restrictions and other restraints;

  changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we operate;

  exchange controls;

  some countries impose burdensome tariffs and quotas;

  political changes and economic crises may lead to changes in the business environment in which we operate;

  international conflict, including terrorist acts, could significantly impact our financial condition and results of operations; and

  economic downturns, political instability and war or civil disturbances may disrupt distribution logistics or limit sales in individual markets.

No assurance can be given that we will be able to continue selling our products in any of the foreign countries in which we currently or plan to do business. Any of the above-mentioned factors could detrimentally affect our sales, and impact our financial condition and results of operations.

Current global economic conditions may adversely affect our industry, business and results of operations.

The recent disruptions in the current global credit and financial markets has included diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions. If the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Our international operations subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to the countries or regions in which we operate, which could adversely affect our financial performance.

We currently conduct operations in the PRC and in Japan, and plan on expanding our operations to additional international markets. Our future operating results in international markets could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, including political instability, economic conditions, legal and regulatory constraints, trade policies, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future.

Moreover, the economies of some of the countries in which we currently have, or plan to have operations, have in the past suffered from high rates of inflation and currency devaluations, which, if they occurred again, could adversely affect our financial performance. Other factors which may impact our operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having numerous officers located in countries which have historically been less stable than the United States. Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the United States.

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

A significant portion of our current business operations are conducted in China and we anticipate that a majority of our sales will be made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

  the degree of government involvement;
  the level of development;
  the growth rate;
  the control of foreign exchange;
  access to financing; and
  the allocation of resources.

While the Chinese economy has grown significantly in the past 25 years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice. Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, governmental control over capital investments or changes in tax regulations applicable to us, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the PRC government implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to decrease the growth rate of specific segments of China’s economy which it believed to be overheating. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and access to capital and our ability to operate our business. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of our shareholders’ investment.

New labor laws in the PRC may adversely affect our results of operations.

On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law. The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost effective manner, thus materially and adversely affecting our financial condition and results of operations.

If political relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing U.S. capital markets.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

Uncertainties with respect to the PRC legal system could limit the protections available to you and us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system in the United States, prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. We conduct a significant portion of our current business through our subsidiary established in China. Thus we are generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. However, since many laws, rules and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of Chinese administrative and court proceedings and the level of legal protection we enjoy in China than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into with our business partners, customers and suppliers. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operations. Furthermore, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the Chinese telecommunications industry and software technology industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and our investors. In addition, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

The fluctuation of foreign currency exchange rates could materially impact our financial results.

Since we currently conduct a significant portion our operations in China, our business is subject to foreign currency risks, including currency exchange rates fluctuations and difficulties in converting Renminbis into U.S. dollars. The exchange rates between the Renminbi and the U.S. dollar, Euro and other foreign currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of foreign currencies. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business, financial condition and results of operations.

Because our assets are located outside of the United States and all of our directors and officers reside outside of the United States, it may be difficult for investors to enforce their rights based on United States federal securities laws or any United States court judgments against us and our officers and directors.

Our operating company and all of our assets are currently located in the PRC and Hong Kong. In addition, all of our current directors and officers reside outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States, PRC or Hong Kong and, even if civil judgments are obtained in United States courts, to enforce such judgments in PRC or Hong Kong courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC and Hong Kong would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States federal securities laws or other United States laws.

Restrictions under PRC law on our PRC operating subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or complete acquisitions that could benefit our business, pay dividends to, and otherwise fund and conduct our businesses.

Substantially all of our revenues are currently earned by our PRC operating subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

All of CC Power’s sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, CC Power may purchase foreign currencies for settlement of current account transactions, including payments of dividends to the Company, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our PRC operating subsidiary under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiary borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiary by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

There are significant uncertainties under the EIT relating to the withholding tax liabilities of CC Investment, and dividends payable by CC Investment to CC Mobility may not qualify to enjoy the treaty benefits.

Under the EIT and its implementing rules, the profits of a foreign invested enterprise which are distributed to its immediate holding company outside the PRC will be subject to a withholding tax rate of 10%. Pursuant to a tax arrangement between Hong Kong and the PRC, such rate may be lowered to 5% if a Hong Kong resident enterprise owns over 25% of a PRC company. CC Investment is currently wholly-owned by CC Mobility. However, the 5% withholding tax rate does not automatically apply and approvals from competent local tax authorities are required before an enterprise can enjoy any benefits under the relevant taxation treaties. Moreover, according to the Notice of the State Administration of Taxation on Issues regarding the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009, for a tax treaty to be applicable, certain requirements must be satisfied, including: (1) the taxpayer must be the beneficial owner of the relevant dividends; (2) for corporate recipients to enjoy the favorable tax treatment under the tax treaty as direct owners of a PRC enterprise, such corporate recipients must satisfy the direct ownership thresholds at all times during the 12 consecutive months preceding the receipt of the dividends. On August 24, 2009, the State Administration of Taxation issued the Administrative Measures for Non-resident Enterprises to Enjoy Treatments under Tax Treaties (For Trial Implementation), which became effective on October 1, 2009, requiring non-resident enterprises to obtain an approval from the competent tax authority in order to enjoy the treatments under tax treaties. Further, the State Administration of Taxation promulgated the Notice on How to Understand and Recognize the “Beneficial Owner” in Tax Treaties on October 27, 2009, which limits the “beneficial owner” to individuals, enterprises or other organizations normally engaged in substantive operations, and set forth certain adverse factors on the recognition of such “Beneficial Owner.” CC Investment has not yet applied for such approvals because it has not declared or paid dividends, and does not intend to declare or pay dividends. CC Investment will apply for such approvals when it intends to declare and pay dividends. There is no assurance that the PRC tax authorities will approve the 5% withholding tax rate on dividends received by CC Mobility from CC Investment.

Changes in economic conditions and consumer confidence in China may influence the industry in which we operate, consumer preferences and spending patterns.

A significant portion of our business and revenue growth depends on the size of the retail market of mobile internet products in China. As a result, our revenue and profitability may be negatively affected by changes in national, regional or local economic conditions and consumer confidence in China. We are susceptible to changes in economic conditions, consumer confidence and customer preferences of the Chinese population. External factors beyond our control that affect consumer confidence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions, natural disasters, extreme weather conditions, disease outbreaks and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns. In addition, natural disasters, extreme weather conditions, disease outbreaks and acts of war or terrorism may cause damage to our facilities, disrupt the supply of the products we offer or adversely impact consumer demand. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to our Common Stock and our Status as a Public Company

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

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

iii)

We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)	We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

v)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common stock is currently traded under the symbol “XCLL.OB,” but currently with low or no volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the volatility of our common stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock,” such as our common stock, has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

We do not anticipate paying any dividends in the foreseeable future. If and when we decide to pay dividends, any dividends or proceeds from liquidation will be subject to the approval of the relevant Chinese government agencies.

We currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, shareholders should not rely on an investment in our securities if they require dividend income. A significant portion of our assets are located inside China. Under the laws governing foreign-invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. If and when made, any dividend payment will be subject to the decision of the board of directors of our Chinese operating company, CC Investment, and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $4.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a “shell company” pursuant to Rule 144 prior to the consummation of the Exchange Transaction, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date that this Current Report on Form 8-K has been filed with the Commission reflecting the Company’s status as a non- “shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of this Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation and Bylaws contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 2. PROPERTIES.

The principal executive offices for the Registrant are located at: 303 Twin Dolphins Drive, Suite 600, Redwood City, CA 94065. The monthly rent for this property and related expenses is US$350 per month. The Registrant’s main telephone number is: 650-632-4210 and its fax number is 650-551-9901. The Registrant’s website is located at: www.xcelmobility.com

CC Power’s offices are located at: Room 706, Cyber Times Tower B, Tairan Road, Futian District, Shenzhen, PRC. The lease for CC Power’s offices is for a one year term from September 1, 2011 to August 30, 2012, with a payment of RMB14,500 (approx. US$2,264) per month.

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is currently listed for trading on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority (“FINRA”) under the Symbol: “XCLL.” The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as quoted on the Over-the-Counter Bulletin Board, beginning July 1, 2010 (the date our stock was first listed). Prior to that time, there was no public market for our common stock.

Fiscal Year Ending December 31, 2010	High	Low
First Quarter - March 31, 2010	$-	$-
Second Quarter - June 30, 2010	$-	$-
Third Quarter - September 30, 2010	$0.11	$0.11
Fourth Quarter - December 31, 2010	$0.143	$0.11

Fiscal Year Ending December 31, 2011	High	Low
First Quarter - March 31, 2011	$0.2	$0.143
Second Quarter - June 30, 2011	$-	$-
Third Quarter - September 30, 2011	$0.80	$0.75
Fourth Quarter - December 31, 2011	$1.00	$0.40

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Approximate Number of Holders of Common Stock

As of March 26, 2012, there were 8 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

Dividends

We have not declared any cash dividends in the two most recent fiscal years. The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no options, warrants or convertible securities outstanding pursuant to an equity compensation plan.

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2011, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following tables summarize selected consolidated financial data regarding the business of the Company and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of the Company and the related notes included with those financial statements. The summary consolidated financial information has been derived from the audited consolidated financial statements for the Company and its subsidiaries for the years ended December 31, 2011 and 2010. All monetary amounts are expressed in U.S. dollars unless otherwise indicated.

Financial Performance of the Company

The following represents the past financial performance for the Company as of and for the years ended December 31, 2011 and 2010.

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Income Statement Data:
Revenue	$47,279	$115,304
Cost of revenue	55,122	89,988
Gross profit	(7,843)	25,316
Operating expenses	502,429	51,305
Income from operations	(510,272)	(25,989)
Interest income	321	100
Other expense	-	(505)
Income before tax	(506,232)	(27,020)
Income tax expense	-	-
Net income (loss)	$(474,825)	$(6,011)

	As of December 31,
	2011	2010

Balance Sheet Data:
Cash and cash equivalents	$615,208	$8,834
Working capital	252,808	66,541
Total assets	695,621	178,487
Total liabilities	1,305,591	63,987
Total shareholders’ equity	$(609,970)	$72,231

	Year ended	Year ended
	December 31,	December 31,
	2011	2010
Cash Flow Data:
Net cash (used in) provided by operating activities	$(161,369)	$(53,230)
Net cash provided by (used in) investing activities	233,040	(643)
Net cash provided by (used in) financing activities	531,347	-
Net (decrease) increase in cash and cash equivalents	$606,374	$(51,890)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2011 and 2010. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

OVERVIEW

As noted above, we were incorporated in the state of Nevada on December 27, 2007 under the name “Advanced Messaging Solutions, Inc.” On March 29, 2011, we amended our Articles of Incorporation to change our name from “Advanced Messaging Solutions, Inc.” to “XcelMobility Inc.” and we effected a 35-for-1 forward stock split of all of our issued and outstanding shares of common stock.

On July 5, 2011, we entered into the Exchange Agreement with CC Power, CC Mobility and the shareholder of CC Mobility. As a result of the Exchange Transaction, CC Mobility became our wholly-owned subsidiary, and we control the business and operations of CC Power.

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

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Critical Accounting Policies and Estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

These financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to depreciation of property, plant and equipment, the valuation allowance for deferred taxes. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 completes a major project of the boards’ joint work to improve IFRS and US GAAP and to bring about their convergence. For US GAAP, ASU 2011-04 will supersede most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. It also reflects the FASB’s consideration of the different characteristics of public and non-public entities and the needs of users of their financial statements. ASU 2011 will be effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this accounting standard is not expected to have a material effect on our financial statements.

In June 2011, FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220)-Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity, and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard is not expected to have a material effect on our financial statements.

In December 2011, FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (“ASU 2011-12”). Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

Revenue

     Our revenue for the year ended December 31, 2011 totaled US$47,279, a decrease of 59% from US$115,304 for the year ended December 31, 2010. This decrease in revenue was primarily due to the number of paying subscribers in our test group of 1.5 million declining significantly. In addition, new service contracts signed in 2011 were not placed until the end of the year.

Cost of revenue

     Cost of revenue for the year ended December 31, 2011 was US$55,122 and consists primarily of costs associated with our internet accelerator software. Cost of revenue decreased US$34,866, or 38%, from US$89,988 for the year ended December 31, 2010. This decrease in cost of revenue was primarily due to related expenses associated with our internet accelerator software and decreased revenue.

Gross profit

     Gross profit for the year ended December 31, 2011 was US$(7,843), a decrease of US$33,159 from US$25,316 for the year ended December 31, 2010. This decrease in gross profit was primarily due to decreased revenue as noted above.

Operating Expenses

     Our operating expenses for the year ended December 31, 2011 increased by US$451,124, or 879%, from $51,305 for the year ended December 31, 2010. This increase in operating expenses was primarily due to increased general and administrative expenses (2011: US$479,040; 2010: US$23,027). These expenses increased significantly due to expenses incurred to support the Exchange Transaction.

Net loss

     A net loss of US$474,825 resulted for the year ended December 31, 2011 compared to net loss of US$6,011 for the year ended December 31, 2010, an increase of US$468,814. Our net loss increased primarily due to significant increases in operating expenses associated with the Exchange Transaction.

Effects of foreign currency translation conversion

     We recognized a gain of US$9,289 on the effects of foreign currency conversion for the year ended December 31, 2011, compared to a gain of US$3,833 during the comparable prior year period. This change is due to differences in exchange rates used during the periods for converting from CC Power’s functional currency of Renminbi to U.S. dollars for financial reporting purposes.

Comprehensive income (loss)

     Our comprehensive loss increased by US$456,802 from US$11,784 for the year ended December 31, 2010 to US$468,586 for the year ended December 31, 2011. The increase in comprehensive loss is primarily due to significant increases in operating expenses associated with the Exchange Transaction.

Liquidity and Capital Resources

Overview

          As of December 31, 2011, we had cash and equivalents on hand of US$615,208, and working capital of US$252,808. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through June 30, 2012. To meet our future objectives, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

          Between April 15, 2011 and December 1, 2011, we issued our standard convertible promissory notes to three foreign accredited investors for aggregate proceeds of $900,000 at an interest rate of 5.00% per annum. Each note is due five years from its date of issuance. Subsequent to our fiscal year ended December 31, 2011, on January 23, 2012, we issued our standard convertible promissory note to an accredited investor in the amount of $50,000 at an interest rate of 5.00% per annum, maturing five years from the date of issuance.

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

          Net cash provided by (used in) operating activities

          Net cash provided by (used in) operating activities for the year ended December 31, 2011 was US$(161,369), compared to net cash used in operating activities of US$(53,230) for the year ended December 31, 2010. This increase in cash used in operating activities was primarily due to an increase in other payables and accrued expenses.

          Net cash provided by (used in) investing activities

          Net cash used in investing activities for the year ended December 31, 2011 was US$233,040, compared to net cash used in investing activities for the year ended December 31, 2010 of US$(643). The majority of these funds were used to add to the server configuration in China and Hong Kong.

          Net cash provided by financing activities

          Net cash provided by financing activities for the year ended December 31, 2011 was US$531,347. Cash provided by financing activities for the year ended December 31, 2010 was US$Nil. The increase in cash provided by financing activities was as a result of the issuance of our convertible promissory notes.

Other Income

During the year ended December 31, 2011, we received a $77,351 (RMB 500,000) grant from the Science, Industry, Trade and Information Technology Commission of Shenzhen Municipally for use in research and development for the period from June 2011 to April 2013. The grant is deferred and recognize as other income over the 22 month agreement period.

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

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

Payments due by Period
Contractual Obligations
At December 31, 2011	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$58,555	$-	$-	$-	$58,555
Long-Term Debt Obligations	$-	$-	$900,000	$-	$900,000
Capital Expenditure Obligations	$-	$-	$-	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities	$-	$-	$-	$-	$-

The above table outlines our obligations as of December 31, 2011 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Considering the RMB balance of our cash as of December 31, 2011, which amounted to US$615,208, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$6,152.08 of the balance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended December 31, 2011 begin on page F-1 and have been examined by our independent accountants, EFP Rotenberg, LLP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously disclosed on a Current Report on Form 8-K filed with the SEC on August 10, 2011, Li & Company, PC was dismissed as our independent accountant on August 4, 2011. On August 4, 2011, we engaged EFP Rotenberg, LLP, as our new independent registered public accounting firm. In connection with the foregoing change in accountants, there were no disagreements (as that term is used in Item 304(a)(1)(iv) of Regulation S-K) or reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2011 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

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

iii)

We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non- routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

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

Our present management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses. To that end, on September 26, 2011, our board of directors approved the adoption of an insider trading policy, code of ethical conduct, and disclosure controls and procedures. Our present management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION.

On December 1, 2011, we issued out standard convertible promissory note to an accredited investor in the amount of $50,000 at an interest rate of 5.00% per annum, maturing five years from the date of issuance (the “Dec. Note”). Subsequent to our fiscal year ended December 31, 2011, on January 23, 2012, we issued our standard convertible promissory note to an accredited investor in the amount of $50,000 at an interest rate of 5.00% per annum, maturing five years from the date of issuance (the “Jan. Note”). At the mutual agreement of both the Company and the holders of the Dec. Note and the Jan. Note, the outstanding debt under the Dec. Note and Jan. Note can be converted in whole or in part into shares of our common stock on the following terms: one share of common stock at a price of $0.50 per share, one warrant convertible into one share of common stock at a price of $1.00 per share (with a two year expiration date), and one warrant convertible into one share of common stock at a price of $1.50 per share (with a three year expiration date ).

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position	Since

Ronald Edward Strauss	52	Executive Chairman of the Board of Directors	2011
Renyan Ge	48	Director, Chief Executive Officer	2011
Xili Wang	42	Chief Financial Officer, Secretary	2011
Gregory D. Tse	51	Director	2011

The Board of Directors is comprised of only one class. All of the directors serve for a term of one year and until their successors are elected at the Company’s Annual Shareholders’ Meeting and are qualified, subject to removal by the Company’s shareholders. Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our directors and executive officers includes each individual’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employees of the Company.

Ronald Edward Strauss, Executive Chairman of the Board of Directors, Director

Mr. Strauss is a serial entrepreneur with 20 years of experience in founding and leading computer hardware and software related technology start-ups. Mr. Strauss has been an active advisor and director for CC Power since 2008. In 1987, Mr. Strauss founded his first company Focus Automation Systems Inc.. Focus spun out Mitra Imaging Inc., acquired by Agfa Gervaert, and Focus Systems, acquired by V Technology Corporation. In 2001, Mr. Strauss founded Avvida Systems a leading supplier of embedded computing technology to military, telecom, and transportation industries. Avvida was ultimately acquired by a division of GE Fanuc USA. Following the acquisition, Mr. Strauss worked for 3 years ending his career at GE Fanuc as VP/GM Canada and Asia Integration Leader. Mr. Strauss is a Computer Systems Technologist and has completed software development, human resource, and financial accounting management training at University of Waterloo, GE Jack Welsh Management Training Center and Harvard University. Most recently, Mr. Strauss completed Chinese Mandarin language and culture training at Sinoland College in Beijing China. Today he speaks and understands Intermediate level Mandarin Chinese. He has sat on the board of directors for all three of the high tech companies he founded, the board of directors of the Automated Imaging Association in the USA, a Canadian division of GE Fanuc, and was a past member of the Board of Governors of Conestoga College of Applied Arts and Technology.

Renyan Ge, Chief Executive Officer, Director

Mr. Ge has over 25 years experience in engineering, R&D, customer support and management. He is also a founding member of CC Power since its inception in 2003. Since 2007, Mr. Ge has served as a director and chief executive officer of CC Power, positions he still holds. Prior to founding CC Power, Mr. Ge worked as the business development director for General Electric (Fanuc) embedded systems in the Asia-Pacific region. In addition, he also worked in Canada and Japan for a leading supplier to the semiconductor and FPD markets. Mr. Ge holds a masters degree in system design from the University of Waterloo, and a BSc in photogrammetry and remote sensing from Wuhan University in the People’s Republic of China. Mr. Ge has recently completed financial accounting management training at Harvard University. Mr. Ge speaks Chinese, Japanese, and English.

Xili Wang, Chief Financial Officer, Secretary

Ms. Wang has 18 years of experience in financial and general management in both public and private corporations in China. Ms. Wang is a founding member of CC Power and served as the chief financial officer of CC Power from 2003 to 2011. Ms. Wang began her career with publicly listed Sunrise Group Holdings as a senior financial manager. As a founding member of CC Power, Ms. Wang has performed many important duties including managing the financial activities of CC Power as well as working closely with CC Power’s chief executive officer in human and operational management. Ms. Wang graduated from Huazhong Technical and Science University in 1990 with a BSc in accounting and finance management.

Gregory D. Tse, Director

Mr. Tse has over 25 years of international finance, marketing, media, PR and advertising experience with an extensive brand management track record in North America, Hong Kong and China. In China, Mr. Tse has helped many international brands to enter into the marketplace before moving on to become one of China’s first communications/media M&A specialists. Mr. Tse is currently a member of the Board of Directors of First China Pharmaceutical Group, Inc. (OTCBB: FCPG), a position he has held since 2010. He has also served as Head of China Advisory for Calneva Financial Group from July 2004 to the present date, providing investment banking services for merger and acquisitions in the information technology, media, energy, infrastructure and natural resources areas. Previously, Mr. Tse’s media and marketing communications career included heading up several multinational advertising and PR agencies, including from May 1997 to June 2004, when Mr. Tse served as Managing Director at Publicis China, a communications group, were he managed the China national offices. Mr. Tse has also served as a member of the Board of Directors of i-Level Media Group Incorporated (PK: ILVL) from July 2008 to January 2009. Mr. Tse has also traveled extensively in China as the Chief Communications Officer for CORA (China’s Old Revolution Area), a NGO with a mandate to develop China’s rural areas, and started many humanitarian projects to fund education there.

Mr. Tse graduated from the School of Architecture at University of Waterloo, Canada. Mr. Tse was appointed to the Company’s Board of Directors due to his over 25 years of experience, primarily in China, as well as his public company board and management experience. The Company believes that Mr. Tse’s knowledge of sales and marketing will be an invaluable resource as the Company seeks to expand its business within Asia and develop a unique brand image.

Family Relationships

There are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meetings in the prior fiscal year. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of audit, nominating and compensation committees.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K as we have not yet created an audit committee of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o XcelMobility Inc., 303 Twin Dolphins Drive, Suite 600, Redwood City, CA, 94065.

Director Nominations

As of December 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Renyan Ge currently serves as the Company’s principal executive officer and a director. The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all Company directors, officers and employees which is available on our website at: http://www.xcelmobility.com/about/governance/code-of-ethics.

ITEM 11. EXECUTIVE COMPENSATION.

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended December 31, 2011 and 2010 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Non-Equity
Name and Principal				Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Ronald Edward Strauss, Executive Chairman of the Board	2011 2010	- -	- -	- -	- -	- -	- -	- -
Renyan Ge, Director, Chief Executive Officer	2011 2010	$18,600 $4,800	- -	- -	- -	- -	- -	$18,600 $4,800
Xili Wang, Chief Financial Officer & Secretary	2011 2010	$12,600 $4,800	- -	- -	- -	- -	- -	$12,600 $4,800
Jaime Brodeth, former Director, President and Treasurer(1)	2011 2010	- -	- -	- -	- -	- -	- -	- -
Moses Carlo Supera Paez, former Director & Secretary(1)	2011 2010	- -	- -	- -	- -	- -	- -	- -

___________________

(1) Effective August 30, 2011, Mr. Brodeth and Mr. Paez each resigned as members of the Board of Directors of the Registrant. In addition, also effective on August 30, 2011, Mr. Brodeth resigned as the Registrant’s President and Treasurer, and Mr. Paez resigned as the Registrant’s Secretary.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. Please see the section entitled “Employment Agreements” below for a discussion of management compensation in the event of a termination of employment or change in control of the Company.

Employment Agreements

We have entered into employment agreements with Ronald Strauss, Renyan Ge and Xili Wang, per the following:

Ronald Edward Strauss - The Company is party to a Management Service Agreement with Ronald Edward Strauss in connection with his service as Executive Chairman of the Board of Directors, commencing August 30, 2011 and continuing for an indefinite term. Mr. Strauss is entitled to a payment of $5,000 per month as a base management fee during the Company’s development period. After an aggregate of $2,000,000 is raised by the Company in a financing, Mr. Strauss’ compensation shall be reviewed and a new base management fee shall be agreed upon by the Company’s Board of Directors, such revised management fee to be no less than $180,000 per year. The Board of Directors will recommend a bonus program for Mr. Strauss subject to specific performance criteria.

In the event the Company terminates Mr. Strauss’ service agreement without cause (as defined in his management service agreement), Mr. Strauss shall be entitled to certain payments in lieu of notice depending on Mr. Strauss’ length of service. Specifically, if Mr. Strauss’ service period is less than 36 months, he shall be entitled to receive 18 monthly payments equal to his monthly management fee at the time of termination in lieu of an 18 month notice period; and where Mr. Strauss’ service is more than 36 months, he shall be entitled to receive 30 monthly payments equal to his monthly management fee at the time of termination in lieu of a 30 month notice. If the Company elects to give Mr. Strauss notice of termination, in the absence of just cause, Mr. Strauss may choose to receive payments due in either a lump sum, or on a continuance basis or a combination of both. During the notice period, Mr. Strauss will not be required to perform the responsibilities of his position. Where there is just cause for termination or if Mr. Strauss is in material breach of his management service agreement, Mr. Strauss will not be entitled to notice, bonus payment or payment in lieu of notice.

In the event there is a change in control of the Company, Mr. Strauss may elect to either terminate his existing service agreement and sign a new agreement with the controlling entity, or in the event Mr. Strauss does not sign a new agreement with the controlling entity, the controlling entity will provide Mr. Strauss a cash payment equal to 1.5 times his annual salary at the time of the change in control event. Mr. Strauss may terminate his management service agreement upon two months notice.

Renyan Ge - The Company is a party to a Management Service Agreement with Renyan Ge in connection with his service as Chief Executive Officer of the Company, commencing August 30, 2011 and continuing for an indefinite term. Mr. Ge is entitled to a payment of $5,000 per month as a base management fee during the Company’s development period. After an aggregate of $2,000,000 is raised by the Company in a financing, Mr. Ge’s compensation shall be reviewed and a new base management fee shall be agreed upon by the Company’s Board of Directors, such revised management fee to be no less than $180,000 per year. The Board of Directors will recommend a bonus program for Mr. Ge subject to specific performance criteria.

In the event the Company terminates Mr. Ge’s service agreement without cause (as defined in his management service agreement), Mr. Ge shall be entitled to certain payments in lieu of notice depending on Mr. Ge’s length of service. Specifically, if Mr. Ge’s service period is less than 36 months, he shall be entitled to receive 18 monthly payments equal to his monthly management fee at the time of termination in lieu of an 18 month notice period; and where Mr. Ge’s service is more than 36 months, he shall be entitled to receive 30 monthly payments equal to his monthly management fee at the time of termination in lieu of a 30 month notice. If the Company elects to give Mr. Ge notice of termination, in the absence of just cause, Mr. Ge may choose to receive payments due in either a lump sum, or on a continuance basis or a combination of both. During the notice period, Mr. Ge will not be required to perform the responsibilities of his position. Where there is just cause for termination or if Mr. Ge is in material breach of his management service agreement, Mr. Ge will not be entitled to notice, bonus payment or payment in lieu of notice.

In the event there is a change in control of the Company, Mr. Ge may elect to either terminate his existing service agreement and sign a new agreement with the controlling entity, or in the event Mr. Ge does not sign a new agreement with the controlling entity, the controlling entity will provide Mr. Ge a cash payment equal to 1.5 times his annual salary at the time of the change in control event. Mr. Ge may terminate his management service agreement upon two months notice.

Xili Wang - The Company is a party to a Management Service Agreement with Xili Wang in connection with her service as Chief Financial Officer of the Company, commencing August 30, 2011 and continuing for an indefinite term. Ms. Wang is entitled to a payment of $3,000 per month as a base management fee during the Company’s development period. After an aggregate of $2,000,000 is raised by the Company in a financing, Ms. Wang’s compensation shall be reviewed and a new base management fee shall be agreed upon by the Company’s Board of Directors, such revised management fee to be no less than $150,000 per year. The Board of Directors will recommend a bonus program for Ms. Wang subject to specific performance criteria.

In the event the Company terminates Ms. Wang’s service agreement without cause, Ms. Wang shall be entitled to certain payments in lieu of notice depending on Ms. Wang’s length of service. Specifically, if Ms. Wang’s service period is less than 36 months, she shall be entitled to receive 18 monthly payments equal to her monthly management fee at the time of termination in lieu of an 18 month notice period; and where Ms. Wang’s service is more than 36 months, she shall be entitled to receive 30 monthly payments equal to her monthly management fee at the time of termination in lieu of a 30 month notice. If the Company elects to give Ms. Wang notice of termination, in the absence of just cause, Ms. Wang may choose to receive payments due in either a lump sum, or on a continuance basis or a combination of both. During the notice period, Ms. Wang will not be required to perform the responsibilities of her position. Where there is just cause for termination or if Ms. Wang is in material breach of her management service agreement, Ms. Wang will not be entitled to notice, bonus payment or payment in lieu of notice.

In the event there is a change in control of the Company, Ms. Wang may elect to either terminate her existing service agreement and sign a new agreement with the controlling entity, or in the event Ms. Wang does not sign a new agreement with the controlling entity, the controlling entity will provide Ms. Wang a cash payment equal to 1.5 times her annual salary at the time of the change in control event. Ms. Wang may terminate her management service agreement upon two months notice.

Other than as noted above, none of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2011.

Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid	Stock	Option	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Gregory D. Tse(1)	$ 0	$ -	$ -	$-	$-	$ -	$ 0

(1)	Mr. Tse was appointed August 30, 2011.

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None.

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

The Company does not have a separate Compensation Committee. Instead, the Company’s Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company’s stock option plans and other benefit plans, if any, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 26, 2012, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of March 26, 2012, there were 60,000,000 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of		Percentage Beneficially
Beneficial Owner(1)	Shares Beneficially Owned	Owned

Directors and Executive Officers
Ronald Edward Strauss(2)	13,332,000
303 Twin Dolphins Drive, Suite 600		22.22%
Redwood City, CA 94065
Renyan Ge(3)	16,968,000
303 Twin Dolphins Drive, Suite 600		28.28%
Redwood City, CA 94065
Xili Wang	-	-
303 Twin Dolphins Drive, Suite 600
Redwood City, CA 94065
Gregory D. Tse	-	-
1155 Yu Yuan Road
Building 4, Suite 103
Shanghai, China 200050

All Officers and Directors as a Group	30,300,000	50.50%

5% Shareholders
Sheen Ventures Limited(2)
8th Floor, Henley Building,	13,332,000	22.22%
5 Queen’s Road,
Central, Hong Kong
CC Wireless Limited(3)
Room 15A, 17/F,	16,968,000	28.28%
Mai On Industrial Building,
17-21 Kung Yip Street,
Kwai Chung, Hong Kong
_____________________

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)

Ms. Guo Jie has direct ownership over the 13,332,000 shares held by Sheen Ventures Limited, a company organized under the laws of Hong Kong. Ms. Guo Jie is the wife of Mr. Strauss. As such, Mr. Strauss may be deemed to be the indirect beneficial owner of the securities by reason of his influence or control over Ms. Guo Jie’s voting and disposition decisions.

(3)	Mr. Renyan Ge holds voting and dispositive control over the 16,968,000 shares held by CC Wireless Limited, a company organized under the laws of Hong Kong.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

Our transfer agent is Securities Transfer Corp., and is located at 2591 Dallas Parkway, Suite 102, Fricso, Texas, 75034. Their telephone number is (469) 633-0101.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions

There are no family relationships between any of our former directors or executive officers and new directors or new executive officers. Other than Mr. Strauss, who was appointed to the Registrant’s Board of Directors on August 12, 2011, none of the new directors and executive officers were directors or executive officers of the Company prior to the Closing of the Exchange Transaction, nor did any hold any position with the Company prior to the Closing of the Exchange Transaction, nor have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Related Party Transactions

On July 5, 2011, we entered into the Exchange Agreement. As a result of the Exchange Transaction, the Selling Shareholders received 30,300,000 shares of our common stock in exchange for 100% of the issued and outstanding common stock of CC Mobility representing approximately 50.50% of our common stock. Mr. Strauss, our Executive Chairman of the Board and a director, and Mr. Ge, a director and our Chief Executive Officer, were beneficial shareholders of CC Mobility prior to the Closing of the Exchange Transaction, through their ownership of Sheen Ventures Limited, a company organized under the laws of Hong Kong, and CC Wireless Limited, a company organized under the laws of Hong Kong, respectively. Accordingly, Mr. Strauss and Mr. Ge were beneficial recipients of certain shares of our common stock issued in connection with the Exchange Transaction.

In addition, our subsidiary, CC Power Investment has entered into variable interest entity control agreements over CC Power. Ms. Xili Wang, our Chief Financial Officer and Secretary, is the sole shareholder and Chief Financial Officer of CC Power, and Mr. Strauss is a director and Mr. Ge is the Chief Executive Officer and director of CC Power.

Further, as detailed above under “Employment Agreements,” Mr. Strauss, Mr. Ge and Ms. Wang, our Executive Chairman, Chief Executive Officer and Chief Financial Officer, respectively, have each entered into Management Service Agreements with the Company, pursuant to which they will be compensated for their services provided to the Company as executives.

Other than as set forth above, none of our current officers or directors have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the year ended December 31, 2011, we had one independent director on our board - Mr. Gregory D. Tse. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by EFP Rotenberg LLP for the fiscal periods shown.

	December 31,	December 31,
	2011	2010
Audit Fees	$81,000	$0
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$81,000	$0

The following table shows the fees paid or accrued by us for the audit and other services provided by Li & Company, PC for the fiscal periods shown.

	March 31,	March 31,
	2011	2010
Audit Fees	$6,750	$4,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$6,750	$4,500

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended December 31, 2011 and March 31, 2011. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)        Financial Statements:

(b)        Exhibits:

Exhibit No.	Description

2.1	Share Exchange Agreement, dated July 5, 2011(incorporated by reference to our Current Report on Form 8-K filed on July 6, 2011).

3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on October 14, 2009).

3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2011).

10.1	Convertible Promissory Note with Empa Trading Ltd., dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.2	Form of Convertible Promissory Note (incorporated by reference to our quarterly report on Form 10-Q filed on August 19, 2011).

10.3	Employment Agreement with Ronald Edward Strauss, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.4	Employment Agreement with Renyan Ge, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.5	Employment Agreement with Xili Wang, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

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

Exhibit No.	Description

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

10.11	Indemnification Agreement by and between the Registrant and Renyan Ge, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.12	Indemnification Agreement by and between the Registrant and Ronald Edward Strauss, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.13	Indemnification Agreement by and between the Registrant and Xili Wang, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.14	Indemnification Agreement by and between the Registrant and Gregory D. Tse, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.15	Office Lease Agreement by and between Shenzhen CC Power Corporation and Chen Zhifang & Chao Jialu (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

14.1	Code of Ethics (incorporate by reference to out Current Report on Form 8-K filed on September 28, 2011).

16.1	Letter of Li and Company, PC (incorporated by reference from to our Current Report on Form 8-K filed on August 10, 2011).

21

CC Mobility Limited, a company incorporated under the laws of Hong Kong as a limited liability company; Shenzhen CC Power Investment Consulting Co. Ltd., a company incorporated under the laws of the People’s Republic of China; Shenzhen CC Power Corporation, a Chinese enterprise incorporated under the laws of the People’s Republic of China.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

Exhibit No.	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

_____________________

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

XCELMOBILITY INC.
(Registrant)

Date: March 30, 2012	By:	/s/ Renyan Ge
Renyan Ge
Chief Executive Officer (Principal
Executive Officer)

Date: March 30, 2012	By:	/s/ Xili Wang
Xili Wang
Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Renyan Ge	Chief Executive
Renyan Ge	Officer and Director	March 30, 2012
(Principal Executive Officer)

/s/ Xili Wang	Chief Financial Officer	March 30, 2012
Xili Wang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald Edward Strauss	Director	March 30, 2012
Ronald Edward Strauss

/s/ Gregory D. Tse	Director	March 30, 2012
Gregory D. Tse

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Certified Public Accountants 280 Kenneth Drive, Suite 100 Rochester, NY 14623 585.427.8900 EFPRotenberg.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of XcelMobility Inc.

We have audited the accompanying consolidated balance sheets of XcelMobility Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2011. XcelMobility Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XcelMobility Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

EFP Rotenberg, LLP
Rochester, New York
March 30, 2012

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2011	2010
ASSETS
Current Assets:
Cash	$615,208	$8,834
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	-	1,421
Other receivables, net of allowance for doubtful accounts of $3,468 and $3,340, respectively	5,407	6,616
Amount due from shareholder	-	30,693
Prepaid expenses	8,807	-
Current assets of discontinued operations	-	71,684

Total Current Assets	629,422	119,248

Property, Plant and Equipment, net of accumulated depreciation of $44,394 and $77,307,
respectively	66,199	29,217
Non-current assets of discontinued operations	-	30,022

TOTAL ASSETS	$695,621	$178,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,382	$-
Other payables and accrued expenses	44,724	14,190
Deferred revenue	290,508	33,102
Current liabilities of discontinued operations	-	5,415

Total Current Liabilities	376,614	52,707

Convertible notes	900,000	-
Accrued interest	18,254	-
Deferred revenue	10,723	11,280

Total Liabilities	1,305,591	63,987

XcelMobility's Shareholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding December 31, 2011 and 2010	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 60,000,000 and 77,700,000 issued and outstanding December 31, 2011 and 2010	60,000	77,700
Additional paid in capital	72,248	268,164
Accumulated deficit	(772,881)	(296,430)
Accumulated other comprehensive income	30,663	22,798
Total XcelMobility's Shareholders' Equity	(609,970)	72,232

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Non-controlling interest related to discontinued operations	-	42,268
TOTAL EQUITY	(609,970)	114,500

TOTAL LIABILITIES AND EQUITY	$695,621	$178,487

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2011	2010
Revenue:
Internet accelerator software	$47,279	$115,304

Cost of Revenue
Internet accelerator software	52,521	83,646
Business tax and surcharges	2,601	6,342
	55,122	89,988
Gross Profit	(7,843)	25,316

Operating Expenses:
Selling expense	23,389	28,278
General and administrative expense	479,040	23,027
Total Operating Expenses	502,429	51,305
Income (loss) from Operations	(510,272)	(25,989)

Other Income (Expense):
Interest income	321	100
Interest expense	(15,489)	(626)
Loss on disposal of property, plant and equipment	(4,359)	-
Other income (expense)	23,567	(505)
Total Other Income (Expense)	4,040	(1,031)
Loss Before Taxes	(506,232)	(27,020)
Income tax expense	-	-

Loss from continuing operation	$(506,232)	$(27,020)

Discontinued Operation:
Income (loss) from discontinued operation	27,252	21,009
Gain on disposal of interest in subsidiary	4,155	-
Net income from discontinued operation	31,407	21,009

Net Loss	(474,825)	(6,011)
Less: income attributable to non-controlling interest	(1,626)	(8,404)
Net loss attributable to XcelMobility	$(476,451)	$(14,415)

Net Loss	(474,825)	(6,011)
Foreign currency translation adjustment	9,289	3,833
Comprehensive loss	(465,536)	(2,178)
Less: Comprehensive Income attributable to Non-controlling interest	(3,050)	(9,606)
Comprehensive loss attributable to XcelMobility	(468,586)	(11,784)

Basic and diluted loss per share attributable to XcelMobility shareholders:
Continuing Operation	$(0.01)	$-
Discontinued Operation	-	-
Basic and diluted loss per share attributable to XcelMobility shareholders:	$(0.01)	$-
Basic and diluted weighted average number of shares outstanding	70,765,479	77,700,000

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
					Accumulated
			Additional		Other	Non-
	Number of		Paid in	Accumulated	Comprehensive	controlling	Total
	shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance, December 31, 2009	77,700,000	$77,700	$268,164	$(282,015)	$20,167	$32,662	$116,678

Net (loss) income for
the year	-	-	-	(14,415)	-	8,404	(6,011)
Foreign currency translation difference	-	-	-	-	2,631	1,202	3,833
Balance, December 31, 2010	77,700,000	77,700	268,164	(296,430)	22,798	42,268	114,500
Cancellation of common stock	(17,700,000)	(17,700)	17,700	-	-	-	-
Recapitalization	-	-	(213,616)	-	-	-	(213,616)
Net (loss) income for the year	-	-	-	(476,451)	-	1,626	(474,825)
Foreign currency translation difference	-	-	-	-	7,865	1,424	9,289
Withdrawal from non- controlling interest	-	-	-	-	-	(45,318)	(45,318)
Balance, December 31, 2011	60,000,000	$60,000	$72,248	$(772,881)	$30,663	$-	$(609,970)

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(474,825)	$(6,011)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	14,017	17,871
Gain on disposal of subsidiaries	(4,155)	-
Investment income from equity investment in affiliate	(27,193)	-
Loss on disposal of property, plant and equipment	4,359	-
Trade accounts receivable, net	1,452	-
Other receivable and prepayment	(5,715)	(90)
Accounts payable	35,078	-
Accrued interest	15,489	-
Other payables and accrued expenses	29,138	(58,226)
Deferred revenue	250,986	(6,213)

Net cash used in continuing operating activities	(161,369)	(52,669)
Net cash provided by discontinued operating activities	-	(561)
Net Cash (Used In) Operating Activities	(161,369)	(53,230)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(53,634)	,
Proceeds from disposal of 25% ownership interest in subsidiary	92,822	-
Cash acquired in CC Mobility and XcelMobility	193,852	-
Net cash provided by continuing operating activities	233,040	-
Net cash provided by discontinued operating activities	-	(643)
Net Cash Provided by (Used In) Investing Activities	233,040	(643)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	500,000	-
Receipt of amount due from shareholder	31,347	-

Net Cash Provided By Financing Activities	531,347	-

Effect of Exchange Rate Changes on Cash	3,356	1,983

Net Change in Cash	606,374	(51,890)

Cash and Cash Equivalents at Beginning of Year	8,834	98,149
Cash and Cash Equivalent included in discontinued operations	-	(37,425)
Cash and Cash Equivalents at End of Year	$615,208	$8,834

Supplement Cash Flow Information
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-
Convertible notes payable assumed from the reverse merger	$400,000	$-

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

CC Mobility Limited
CC Mobility Limited ("CC Mobility”), a company organized under the laws of Hong Kong, was formed on May 3, 2011 and has authorized capital of 10,000 shares with registered capital of HK$1,000 at HK$1 per share. At formation, CC Mobility Limited has issued 560 shares to CC Wireless Limited, a company organized under the laws of Hong Kong, and 440 shares to Sheen Ventures Limited, a company organized under the laws of Hong Kong. The Company is a holding company formed for the purpose of acquiring a target company to effect a reverse merger with a U.S. reporting company. The reverse merger was completed on August 30, 2011.

CC Power Investment Consulting Co Ltd.
Shenzhen CC Power Investment Consulting Co. Ltd. (“CC Investment”), a wholly-owned subsidiary of CC Mobility, was incorporated on July 27, 2011 under the laws of the People’s Republic of China (“PRC”) as a wholly foreign owned limited liability company. The required registered capital is $2,000,000 and as of December 31, 2011, $400,000 of the registered capital has been received.

Shenzhen CC Power Corporation
Shenzhen CC Power Corporation (“CC Power’, the Company) is a Chinese enterprise organized in the PRC on March 13, 2003 in accordance with the Laws of the People’s Republic of China. The required registered capital of the Company was approximately $1,547,000 (RMB 10,000,000) and as of December 31, 2011, the Company has paid up approximately $346,000 (RMB2, 526,000). In March 2011, Mr. Ryan Ge sold his 5% ownership in CC Power to the other shareholder, Xili Wang (“CC Power Shareholder”). Ms. Wang holds 100% ownership interest in CC Power as of December 31, 2011.

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

Share Exchange Agreement

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

As a result of the Exchange Transaction, the organizational structure of the Company is as follows:

2. Summary of Significant Accounting Policies

Basis of presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and have been consistently applied. The functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($). All significant inter-company balances and transactions have been eliminated in consolidation.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

•

The holder of the equity investment in CC Power lacks the direct or indirect ability to make decisions about the entity’s activities that have a significant effect on the success of CC Power, having assigned their voting rights and all managerial authority to CC Investment. (ASC 810-10-15-14(b)(1)).

•

The holder of the equity investment in CC Power lacks the obligation to absorb the expected losses of CC Power, having assigned to CC Investment all revenue and responsibility for all payables. (ASC 810-10-15-14(b)(2).

•

The holder of the equity investment in CC Power lacks the right to receive the expected residual returns of CC Power, having granted to CC Investment all revenue as well as an option to purchase the equity interests at a fixed price. (ASC 810-10-15- 14(b)(3)).

Accordingly, the Company’s consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,	December 31,
	2011	2010

Total current assets	$326,583	$119,248
Total assets	390,026	178,487
Total current liabilities	460,171	52,707
Total liabilities	470,894	63,987

As of December 31, 2011, the Company has provided $900,000 of support to the VIE, CC Power.

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Revenue recognition

Revenue Recognition for Multiple-Element Arrangements – Arrangements with Software and Hardware Elements
We also enter into multiple-element arrangements that may include a combination of our software installed in the hardware products we purchased from third parties and service offerings including purchased hardware , new software licenses, installation of the software in the hardware and one to three years product support. We adopted Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence and third-party evidence for determining the selling price of a deliverable for non-software arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimated selling price. In addition, the residual method of allocating arrangement consideration is no longer permitted. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the hardware elements. We recognize the hardware element considerations upon delivery of the hardware. The consideration allocated to the software group which includes the software element and the product support is recognized in according to the software arrangements policy as described above.

Cost of Revenue

Cost of revenue on internet accelerator software sales primarily consists of direct labor of technical staff, depreciation of computer equipment, and overhead associated with the technical department

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2. Summary of Significant Accounting Policies - Continued

Credit risk

The Company may be exposed to credit risk from its cash and fixed deposits at bank. No allowance has been made for estimated irrecoverable amounts determined by reference to past default experience and the current economic environment.

Cash

Cash include cash on hand, cash accounts and interest bearing savings accounts.

Accounts receivable

Accounts receivable consists of amounts due from customers. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2011 and 2010, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

Other receivable

Other receivable consists of non-trade receivables from third parties or advances to employees. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the third parties’ current credit worthiness and the economic environment. As of December 31, 2011 and 2010, allowance for doubtful accounts was $3,468 and $3,340, respectively.

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2. Summary of Significant Accounting Policies - Continued

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the years ended December 31, 2011 and 2010. Research and development expenses amounted to $47,641 and $29,743 for years ended December 31, 2011 and 2010, respectively, and were included in cost of revenue.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2011
Balance sheet	RMB 6.3585 to US $1.00
Statement of income and other comprehensive income	RMB 6.4640 to US $1.00

December 31, 2010
Balance sheet	RMB 6.60180 to US $1.00
Statement of income and other comprehensive income	RMB 6.76960 to US $1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2. Summary of Significant Accounting Policies - Continued

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 completes a major project of the boards’ joint work to improve IFRS and US GAAP and to bring about their convergence. For US GAAP, ASU 2011-04 will supersede most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. It also reflects the FASB’s consideration of the different characteristics of public and non-public entities and the needs of users of their financial statements. ASU 2011-04 will be effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this accounting standard is not expected to have a material effect on the Company’s financial statements.

In June 2011, FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220)-Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity, and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard is not expected to have a material effect on the Company’s financial statements.

In December 2011, FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (“ASU 2011-12”). Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3. Going Concern

The Company has incurred significant continuing losses during the year ended December 31, 2011 and has an accumulated deficit at December 31, 2011 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2011, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Cash

Cash is summarized as follows:

	For The Years Ended
	December 31,
	2011	2010

Cash at bank	$603,741	$7,061
Cash in hand	11,467	1,773
	$615,208	$8,834

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash. As of December 31, 2011 and 2010, substantially all of the Company’s cash were held by major banks located in the PRC, which management believes are of high credit quality.

5. Property and Equipment, net

Property, plant and equipment, net consist of the following:

	December 31,	December 31,
	2011	2010
Equipment	$86,886	$50,465
Motor vehicles	-	9,845
Office equipment	13,494	36,378
Leasehold improvements	8,335	8,028
Software	1,878	1,808
	110,593	106,524
Less: Accumulated depreciation	(44,394)	(77,307)
Property and equipment, net	$66,199	$29,217

During the year ended December 31, 2011, depreciation expense amounted to $14,017, of which $9,621 and $4,396 were recorded as cost of revenue and general and administrative expense, respectively.

During the year ended December 31, 2010, depreciation expense amounted to $17,871, of which $9,274 and $8,597 were recorded as cost of revenue and general and administrative expense, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

6. Amount Due From Shareholder

	December 31,	December 31,
	2011	2010

Amount due from shareholder	$-	$30,693

The amount due from a shareholder as of December 31, 2010 was unsecured with no stated interest or repayment terms; the amount was repaid by June 30, 2011.

7. Equity Investment in Affiliated Company and Deconsolidation of Subsidiary

On June 15, 2011, CC Power sold 25% of its ownership in Nanovision to an unrelated party for RMB 250,000. After the disposition, CC Power retains 35% ownership interest in Nanovision as of June 30, 2011. The fair value of our 35% retained interest approximates the pro-rata share of the net asset value of Nanovision as of the date of disposal, which is approximately $35,000.

During the three months period ended September 30, 2011, despite CC Power has no continue involvement in the operation of Nanovision, it retains voting rights and 35% ownership interest in Nanovision and therefore has significant influence on Nanovision. As such, CC Power accounts for its investment in Nanovision under the equity method during the three months ended September 30, 2011. Net income on this investment using the equity method was $27,252 for the year ended December 31, 2011.

Prior to the disposition of the 25% equity interest in Nanovision, CC Power held 60% equity interest in Nanovision. As of December 31, 2010 and for the three and six months ended June 30, 2010, and for the period from April 1, 2011 to June 15, 2011, January 1, 2011 to June 15, 2011, Nanovision was consolidated with CC Power.

In August 2011, CC Power disposed its remaining 35% ownership interest in Nanovision to Xili Wang, sole shareholder of CC Power for proceeds totaled RMB 350,000. After the disposition, CC Power has no ownership interest and no involvement in Nanovision. The Company recognized a gain of $4,155 for the year ended December 31, 2011 relating to the disposal of its 60% ownership in Nanovision.

The results of operations for Nanovision, which includes the calibration panel sales segment and the technical consulting service segment, are reported as a discontinued operation and the accompanying consolidated statements of operations have been reclassified for all prior periods to report the operating results of Nanovision.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

7. Equity Investment in Affiliated Company and Deconsolidation of Subsidiary - Continued

The following are the summarized results of discontinued operations for Nanovision attributable to the Company for the years ended December 31, 2011 and 2010.

	For The Years Ended
	December 31,
	2011	2010

Net revenues	$84,464	$158,644
Total cost of sales and expenses	48,128	130,856
Income before tax	36,336	27,788
Income tax expense	9,084	6,779
Income from discontinued operation	$27,252	$21,009

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

8. Deferred Revenue

Deferred revenue represents deferred internet accelerator license revenue over the maintenance period of one to three years for our multiple element arrangements (Note 2). In addition, during the year 2011, the Company received a $77,351 (RMB 500,000) grant from the Science, Industry, Trade and Information Technology Commission of Shenzhen Municipally for use in research and development for the period from June 2011 to April 2013. The grant is deferred and recognize as other income over the 22 months agreement period.

Deferred revenue included on the balance sheets as of December 31, 2011 and 2010 is as follow:

	December 31,	December 31,
	2011	2010
Deferred revenue:
Current	$290,508	$33,102
Non-current	10,723	11,280
Total	$301,231	$44,382

The table below sets forth the deferred revenue activities during the years ended December 31, 2011 and 2010:

	For the years ended December 31,
	2011	2010

Deferred revenue, balance at beginning of year	$44,382	$49,078
Add: Payments received from customers during the year	251,388	131,806
Add: Government grant received during the year	77,351	-
Less: government grant earned during the year	(24,612)	-
Less: Revenue earned during the year	(47,279)	(136,502)
Deferred revenue, balance at end of year	$301,231	$44,382

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

9. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of December 31, 2011 are as follow:

			Loan	Interest	December 31,	December 31,
Lender	Date of Note	Maturity	Amount	Rate (p.a.)	2011	2010
		Date

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	$150,000	$-
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	100,000	-
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	150,000	-
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	200,000	-
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	200,000	-
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	50,000	-
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	50,000	-

					$900,000	$-

Interest expense for the year ended December 31, 2011 was $15,489.

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

10. Income Tax

We are subject to income tax in the United States, Hong Kong and PRC.

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

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the year ended December 31, 2011.

The Company has no income tax expense for the years ended December 31, 2011 and 2010 because it has incurred loss before tax from continuing operation.

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

The following table sets forth the components of deferred income taxes as of December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Deferred tax assets:
Net operating losses - U.S.	$83,110	$-
Net operating losses - PRC and Hong Kong	59,076	54,326
Deferred revenue	75,308	13,615
Allowance for doubtful accounts	867	835

	218,361	68,776
Valuation allowance	(218,361)	(68,776)
Deferred tax assets, net	$-	$-

As of December 31, 2011, the Company has net operating losses carry forward of $244,441 in the U.S. and $236,304 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2012, respectively. We provided for a full valuation allowance against the deferred tax assets of $222,119 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the years ended December 31, 2011 and 2010 was an increase of $149,585 and $6,435, respectively.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2011 and 2010.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

11. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $4,873 and $7,939 for the years ended December 31, 2011 and 2010, respectively.

12. Loss per Share

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

	For The Years Ended
	December 31,
	2011	2010

Net loss available for common shareholders - basic	$(476,451)	$(14,415)
Interest expense on convertible notes	18,253	-
Net loss available for common shareholders - diluted	$(458,198)	$(14,415)

Weighted average outstanding shares of common stock – basic and diluted	70,765,479	77,700,000

Loss per share - basic and diluted:
Continuing Operations	$(0.01)	$(0.00)
Discontinued Operations	$0.00	$0.00
	$(0.01)	$(0.00)

13. Commitments and Contingencies

Operating commitments:

Operating commitment consists of the lease for office space under operating lease agreement which expire in 2012.

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company's obligations under operating lease are as follows:

2012	$56,365
Thereafter	-
Total minimum payment	$56,365

The Company incurred rental expenses of $29,027 and $13,100 for the years ended December 31, 2011 and 2010, respectively, and are included in general and administrative expenses.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

14. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Years Ended
	December 31,
	2011	2010

Customer A	66.01%	41.22%
Customer B	30.09%	*
Customer C	*	49.07%

* Constitutes less than 10% of the Company’s gross sales.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

15. Operating Risk

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

16. Unaudited Pro-Forma Financial Information

The accompanying unaudited pro forma financial information for the financial statements for the years ended December 31, 2011 and 2010 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

The following represents pro forma revenue and earnings information for the years ended December 31, 2011 and 2010 as if the acquisition of XcelMobility Inc. and the recapitalization had occurred on the beginning of each of the periods.

	Unaudited, Pro forma
	Years Ended
	December 31,	December 31,
	2011	2010
Revenues	$47,279	$115,304
Net Loss applicable to common shareholders	$(719,344)	$(342,373)
Loss per share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	60,000,000	60,000,000

The unaudited, pro forma information for the years ended December 31, 2010 depicted above reflect the impacts of expenses for a total of $300,000 incurred in connection with the recapitalization.

17. Subsequent Events

On January 23, 2012, the Company issued a $50,000 convertible promissory note to an investor, with interest on the unpaid principal at 5% per annum. The note matures five years from the issue date. The terms of this note are substantially the same as those disclosed in Note 9 - Convertible Promissory Notes.