Form 10-Q
period 2012-03-31
XcelMobility Inc.
filed 2012-05-15
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

[X] Yes          [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

[X]Yes          [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller reporting company
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ]Yes          [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2012
Common stock, $.001 par value	60,000,000

XCELMOBILITY INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on March 30, 2012.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	5
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	7
Notes to Unaudited Consolidated Condensed Financial Statements	8-26

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2012	2011
ASSETS	(unaudited)
Current Assets:
Cash	$340,800	$615,200

Other receivables, net of allowance for doubtful accounts of $3,500 and $3,500, respectively	5,500	5,400
Prepaid expenses	8,900	8,800

Total Current Assets	355,200	629,400

Property, Plant and Equipment, net of accumulated depreciation of $47,800 and $44,400, respectively	80,200	66,200

TOTAL ASSETS	$435,400	$695,600

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$135,800	$41,400
Other payables and accrued expenses	30,800	44,700
Deferred revenue	229,500	290,500

Total Current Liabilities	396,100	376,600

Convertible notes	950,000	900,000
Accrued interest	30,100	18,300
Deferred revenue	-	10,700

Total Liabilities	1,376,200	1,305,600

Shareholders’ Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding March 31, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 60,000,000 issued and outstanding March 31, 2012 and December 31, 2011	60,000	60,000
Additional paid in capital	72,200	72,200
Accumulated deficit	(1,105,700)	(772,900)
Accumulated other comprehensive income	32,700	30,700
Total Shareholders’ Deficit	(940,800)	(610,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$435,400	$695,600

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011

Revenue	$63,200	$34,600

Cost of Revenue	4,300	1,300

Gross Profit	58,900	33,300

Operating Expenses:
Selling expense	19,900	5,400
General and administrative expense	312,700	19,900
Total Operating Expenses	332,600	25,300
Income (loss) from Operations	(273,700)	8,000

Other Income (Expense):
Interest income	300	-
Interest expense	(11,800)	-
Other income (expense)	(47,600)	(500)
Total Other Income (Expense)	(59,100)	(500)
Loss Before Taxes	(332,800)	7,500
Income tax expense	-	-

Loss from continuing operation	$(332,800)	$7,500

Discontinued Operation:
Income (loss) from discontinued operation	-	(1,100)
Net income from discontinued operation	-	(1,100)

Net Loss	(332,800)	6,400
Less: income attributable to non-controlling interest	-	(400)
Net loss attributable to XcelMobility	$(332,800)	$6,800

Net Loss	(332,800)	6,400
Foreign currency translation adjustment	2,000	4,200
Comprehensive loss	(330,800)	10,600
Less: Comprehensive Income attributable to Non-controlling interest	-	(3,600)
Comprehensive loss attributable to XcelMobility	(330,800)	7,000

Basic and diluted loss per share attributable to XcelMobility shareholders:
Continuing Operation	$(0.01)	$-
Discontinued Operation	-	-
Basic and diluted loss per share attributable to XcelMobility shareholders:	$(0.01)	$-
Basic and diluted weighted average number of shares outstanding	60,000,000	77,700,000

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(332,800)	$6,400
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,300	3,100

Changes in assets and liabilities:
Trade accounts receivable, net		(11,600)
Other receivable and prepayment	(100)	31,700
Accounts payable	94,400	-
Accrued interest	11,800	-
Other payables and accrued expenses	(14,200)	3,000
Deferred revenue	(73,800)	(22,300)
Net cash used in continuing operating activities	(310,400)	10,300
Net cash provided by discontinued operating activities	-	4,100
Net Cash (Used In) Operating Activities	(310,400)	14,400

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(17,800)	-
Net Cash Used In Investing Activities	(17,800)	-

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	50,000	-
Net Cash Provided By Financing Activities	50,000	-

Effect of Exchange Rate Changes on Cash	3,800	300

Net Change in Cash	(274,400)	14,700

Cash and Cash Equivalents at Beginning of Period	615,200	46,300
Cash and Cash Equivalent included in discontinued operations	-	(40,700)
Cash and Cash Equivalents at End of Period	$340,800	$20,300

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

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

CC Power Investment Consulting Co Ltd.

Shenzhen CC Power Investment Consulting Co. Ltd. (“CC Investment”), a wholly-owned subsidiary of CC Mobility, was incorporated on July 27, 2011 under the laws of the People’s Republic of China (“PRC”) as a wholly foreign owned limited liability company. The required registered capital is $2,000,000 and as of March 31, 2012, $400,000 of the registered capital has been received.

Shenzhen CC Power Corporation

Shenzhen CC Power Corporation (“CC Power’, the Company) is a Chinese enterprise organized in the PRC on March 13, 2003 in accordance with the Laws of the People’s Republic of China. The required registered capital of the Company was approximately $1,547,000 (RMB 10,000,000) and as of December 31, 2011, the Company has paid up approximately $346,000 (RMB2, 526,000). In March 2011, Mr. Ryan Ge sold his 5% ownership in CC Power to the other shareholder, Xili Wang (“CC Power Shareholder”). Ms. Wang holds 100% ownership interest in CC Power as of March 31, 2012 and December 31, 2011.

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As a result of the Exchange Transaction, the organizational structure of the Company is as follows:

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at March 31, 2012 and for the three months ended March 31, 2012 and 2010 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2011. The Company follows the same accounting policies in the preparation of interim reports. The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP")

The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($). All significant inter-company balances and transactions have been eliminated in consolidation.

All dollars are rounded to nearest hundred except for share data.

Reclassification

Cost of revenue –Cost of revenue totaled $14,200 for the three months ended March 31, 2011 has been reclassified from cost of revenue to selling expense and general and administrative expense to conform to current presentation.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	March 31,	December 31,
	2012	2011

Total current assets	$249,900	$326,600
Total assets	313,700	390,000
Total current liabilities	485,000	460,200
Total liabilities	485,000	470,900

As of March 31, 2012 and December 31, 2011, the Company has provided $950,000 and $900,000 of support to the VIE, CC Power, respectively.

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

Cost of Revenue

Cost of revenue on internet accelerator software sales primarily consists of business tax and surcharges on revenue.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the three months ended March 31, 2012 and 2011. Research and development expenses amounted to $112,100 and $3,600 for three months ended March 31, 2012 and 2011, respectively, and were included in general and administrative expense.

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Summary of Significant Accounting Policies - Continued

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

March 31, 2012
Balance sheet	RMB 6.3180 to US $1.00
Statement of income and other comprehensive income	RMB 6.3088 to US $1.00

March 31, 2011
Balance sheet	RMB 6.5701 to US $1.00
Statement of income and other comprehensive income	RMB 6.5894 to US $1.00

December 31, 2011
Balance sheet	RMB 6.3585 to US $1.00
Statement of income and other comprehensive income	RMB 6.4640 to US $1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 enhances disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning January 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Going Concern

The Company has incurred significant continuing losses during the three months ended March 31, 2012 and has an accumulated deficit at March 31, 2012 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of March 31, 2012, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Property and Equipment, net

Property, plant and equipment, net consist of the following:

	March 31,	December 31,
	2012	2011

Equipment	$105,000	$86,900
Office equipment	13,900	13,500
Leasehold improvements	8,400	8,300
Software	1,900	1,900
	129,200	110,600
Less: Accumulated depreciation	(49,000)	(44,400)
Property and equipment, net	$80,200	$66,200

During the three months ended March 31, 2012 and 2011, depreciation expense was approximately $4,300 and $5,500, respectively.

5. Equity Investment in Affiliated Company and Deconsolidation of Subsidiary

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Equity Investment in Affiliated Company and Deconsolidation of Subsidiary - Continued

In August 2011, CC Power disposed its remaining 35% ownership interest in Nanovision to Xili Wang, sole shareholder of CC Power for proceeds totaled RMB 350,000. After the disposition, CC Power has no ownership interest and no involvement in Nanovision.

The results of operations for Nanovision for the three months ended March 31, 2011, which includes the calibration panel sales segment and the technical consulting service segment, are reported as a discontinued operation and the accompanying consolidated statements of operations have been reclassified for all prior periods to report the operating results of Nanovision.

The following are the summarized results of discontinued operations for Nanovision attributable to the Company for the three months ended March 31, 2011.

For the Three
Months Ended
March 31, 2011

Net revenues	$37,100
Total cost of sales and expenses	35,200
Income before tax	1,900
Income tax expense	3,000
Loss from discontinued operation	$(1,100)

As of March 31, 2012 and December 31, 2011, the Company has no ownership interest in Nanovision and therefore the balance sheet of the discontinued operations is not included in the condensed consolidated balance sheet of the Company.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Deferred Revenue

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

Deferred revenue included on the balance sheets as of March 31, 2012 and December 31, 2011 is as follow:

	March 31,	December 31,
	2012	2011
Deferred revenue:
Current	$229,500	$290,500
Non-current	-	10,700
Total	$229,500	$301,200

The table below sets forth the deferred revenue activities during the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011

Deferred revenue, balance at beginning of period	$301,200	$44,400
Add: Payments received from customers during the three months	-	16,600
Add: Government grant received during the three months	-	-
Less: government grant earned during the three months	(10,800)	-
Less: Revenue earned during the three months	(60,900)	(38,700)
Deferred revenue, balance at end of period	$229,500	$22,300

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of March 31, 2012 and December 31, 2011 are as follow:

Lender	Date of Note	Maturity Date	Loan Amount	Interest Rate (p.a.)	March 31, 2012	December 31, 2011

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	50,000	50,000-
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	50,000	50,000-
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	50,000	-

					$950,000	$900,000

Interest expense for the three months ended March 31, 2012 and 2011 was $11,800 and $0, respectively.

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Income Tax

We are subject to income tax in the United States, Hong Kong and PRC.

The Company’s subsidiaries, CC Power and CC Investment are incorporated in PRC and are subjected to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws (“EIT Law”). The subsidiaries locate in Shenzhen, a special economic region, where companies are allowed to gradually phase into the 25% statutory tax rate. The Company’s statutory income tax rate was 22% and 20% for 2010 and 2009, respectively. For 2011 the statutory income tax rate is 24% and the rate will be 25% for 2012 and thereafter. The open tax years in PRC are 2009-2011.

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the three months ended March 31, 2012 and 2011. The open tax year for CC Mobility in Hong Kong is 2011.

The Company has no income tax expense for the three months ended March 31, 2012 and 2011 because it has incurred loss before tax from continuing operation.

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

The following table sets forth the components of deferred income taxes as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating losses - U.S.	$134,800	$83,100
Net operating losses - PRC and Hong Kong	118,200	59,100
Deferred revenue	57,400	75,300
Allowance for doubtful accounts	900	900

	311,300	218,400
Valuation allowance	(311,300)	(218,400)
Deferred tax assets, net	$-	$-

As of March 31, 2012, the Company has net operating losses carry forward of $396,500 in the U.S. and $472,800 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2012, respectively. We provided for a full valuation allowance against the deferred tax assets of $311,252 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the three months ended March 31, 2012 and 2011 was an increase of $92,900 and a decrease of $1,500, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the three months ended March 31, 2012 and 2011.

9. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $1,500 and $1,100 for the three months ended March 31, 2012 and 2011, respectively.

10. (Loss) earnings per Share

Basic (loss) earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for the convertible notes and preferred stock and the treasury stock method for warrants and options. The following table sets forth the computation of basic and diluted net loss per share:

	For The Three Months Ended
	March 31,
	2012	2011

Net (loss) income available for common shareholders - basic	$(332,800)	$6,400
Interest expense on convertible notes	11,800	-
Net (loss) income available for common shareholders - diluted	$(321,000)	$6,400

Weighted average outstanding shares of common stock – basic and diluted	60,000,000	77,700,000

Loss per share - basic and diluted:
Continuing Operations	$(0.01)	$0.00
Discontinued Operations	$0.00	$0.00
	$(0.01)	$0.00

11. Commitments and Contingencies

Operating commitments:

Operating commitment consists of the lease for office space under operating lease agreement which expire in 2012.

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under operating lease are as follows:

Remainder of 2012	$36,800
Thereafter	-
Total minimum payment	$36,800

The Company incurred rental expenses of $21,300 and $5,800 for the three months ended March 31, 2012 and 2011, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended
	March 31,
	2012	2011

Customer A	94%	-
Customer B	-	86%
Customer C	*	10%

* Constitutes less than 10% of the Company’s gross sales.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

13. Operating Risk

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Unaudited Pro-Forma Financial Information

The accompanying unaudited pro forma financial information for the financial statements for the three months ended March 31, 2011 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

The following represents pro forma revenue and earnings information for the three months ended March 31, 2011 as if the acquisition of XcelMobility Inc. and the recapitalization had occurred on the beginning of each of the periods.

Unaudited, Pro forma
Three Months Ended
March 31,
2011
Revenues	$34,600
Net Loss applicable to common shareholders	$(295,900)
Loss per share	$(0.00)

Weighted Average Shares Outstanding	60,000,000

The unaudited, pro forma information for the three months ended March 31, 2011 depicted above reflect the impacts of expenses for a total of $300,000 incurred in connection with the recapitalization.

15. Subsequent Events

On April 20, 2012, the Board of Directors of the Company appointed Jack Zwick as the independent director of the Company and granted to Mr. Zwick 360,000 shares of the Company’s common stock. The restricted stock shall vest with respect to 1/8th of the total number of restricted stock per quarter from vesting commencement date of April 1, 2012. In addition, the Company will pay to Mr. Zwick $2,500 in cash per month once the Company has obtained total funding of at least $2 million. Until the Company has obtained $2 million in funding the $2,500 will be accrued.

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

On July 5, 2011, we entered into a voluntary share exchange agreement (the “Exchange Agreement”) with Shenzhen CC Power Corporation, a company organized under the laws of the People’s Republic of China (PRC) (“CC Power”), CC Mobility Limited, a company organized under the laws of Hong Kong (“CC Mobility”) and the shareholders of CC Mobility. As a result of the Exchange Transaction, CC Mobility became our wholly-owned subsidiary and we control the business and operations of CC Power.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed on March 30, 2012.

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenue

Our revenue for the three months ended March 31, 2012 totaled US$63,200, an increase of 83% from US$34,600 for the three months ended March 31, 2011. This increase in revenue was primarily due to revenue recognized from our on-going service contracts.

Cost of revenue

Cost of revenue for the three months ended March 31, 2012 was US$4,300 and consists primarily of business tax and the related tax surcharges associated with our service contracts. Cost of revenue increased US$3,000, or 231%, from US$1,300 for the three months ended March 31, 2011. This increase in cost of revenue was primarily due to an increase in revenue.

Gross profit

Gross profit for the three months ended March 31, 2012 was US$58,900, an increase of US$25,600, or 77% from US$33,300 for the three months ended March 31, 2011. This increase in gross profit was primarily due to increased revenue as noted above.

Operating Expenses

Our operating expenses for the three months ended March 31, 2012 increased by US$307,300, or 1215%, from the three months ended March 31, 2011. This increase in operating expenses was primarily due to increased in R & D expenses, and costs associated with running the public company activities.

Net income (loss)

A net loss of US$332,800 resulted for the three months ended March 31, 2012 compared to net income of US$7,500 for the three months ended March 31, 2011, a decrease of US$340,300. Our net loss increased primarily due to significant increases in operating expenses and R & D expenses.

Comprehensive income

Our comprehensive income decreased by US$340,300 from US$7,500 for the three months ended March 31, 2011 to US$-332,800 for the three months ended March 31, 2012. The decrease is primarily due to significant increases in operating expenses and R & D expenses.

Liquidity and Capital Resources

Overview

As of March 31, 2012, we had cash and equivalents on hand of US$340,800 and working capital of US$-40,900. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through June 30, 2012. To meet our future objectives, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities for the three months ended March 31, 2012 was US$-310,400 compared to net cash used in operating activities of US$14,400 for the three months ended March 31, 2011. This decrease in cash used in operating activities was primarily due net operating loss for the period, and a decrease of deferred revenue as we are recognizing revenue on our service contracts.

Net cash provided by (used in) investing activities

Net cash used in investing activities for the three months ended March 31, 2012 was US$-17,800 compared to net cash used in investing activities for the three months ended March 31, 2011 of US$0. The majority of these funds were used to add to the server configuration in China and Hong Kong.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2012 was US$50,000. Cash provided by financing activities for the three months ended March 31, 2011 was US$0. The increase in cash provided by financing activities was as a result of the issuance of our convertible promissory notes.

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

Considering the RMB balance of our cash as of March 31, 2012, which amounted to US$340,800, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$3,408 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses. To that end, on September 26, 2011, our board of directors approved the adoption of an insider trading policy, code of ethical conduct, and disclosure controls and procedures.

In addition, subsequent to our quarter ended March 31, 2012, on April 18, 2012, we appointed Mr. Jack Zwick as a member of the Board of Directors. Mr. Zwick is a certified public accountant and founding member of Zwick Maddox & Banyai PLLC, certified public accountants, in Michigan. Mr. Zwick holds a Bachelor of Arts degree in Accountancy and a Masters of Science in Taxation from Wayne State University. He is a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants, and previously taught accounting and audit related classes for the Michigan Association of CPAs and Ohio Society of CPAs. As such, Mr. Zwick is very knowledgeable on U.S. GAAP.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 18, 2012, we issued 360,000 shares of Company common stock to Mr. Jack Zwick in connection with Mr. Zwick’s service on our Board of Directors and in accordance with Mr. Zwick’s Board Advisory Agreement. The issuance of the shares to Mr. Zwick was effected without registration in reliance on the exemption afforded by Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Share Exchange Agreement, dated July 5, 2011(incorporated by reference to our Current Report on Form 8-K filed on July 6, 2011).
3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on October 14, 2009).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2011).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2011).
10.1	Form of Convertible Promissory Note (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2011).
10.2	Board Advisory Agreement with Jack Zwick, dated April 18, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2012).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

XCELMOBILITY INC.

Dated: May 15, 2012	/s/ Xili Wang
By: Xili Wang
Its: Chief Financial Officer and Secretary (Principal Financial
Officer and Principal Accounting Officer)