Form 10-Q
period 2012-06-30
XcelMobility Inc.
filed 2012-08-14
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _________

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
[ x ] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
[ x ]Yes    [ ]No

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
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ]Yes    [ x ] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2012
Common stock, $.001 par value	60,000,000

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$264,900	$615,200

Other receivables, net of allowance for doubtful accounts of $3,500 and $3,500, respectively	5,500	5,400
Inventory	300	-
Prepaid expenses	8,900	8,800

Total Current Assets	279,600	629,400

Property and equipment, net of accumulated depreciation of $53,900 and $44,400, respectively	80,100	66,200

TOTAL ASSETS	$359,700	$695,600

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$80,800	$41,400
Other payables and accrued expenses	88,300	44,700
Deferred revenue	156,000	290,500

Total Current Liabilities	325,100	376,600

Convertible notes	1,050,000	900,000
Accrued interest	42,800	18,300
Deferred revenue	-	10,700

Total Liabilities	1,417,900	1,305,600

Commitments and Contingencies (Note 11)

Shareholders' Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding June 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 60,000,000 issued and outstanding June 30, 2012 and December 31, 2011	60,000	60,000
Additional paid in capital	97,400	72,200
Accumulated deficit	(1,248,600)	(772,900)
Accumulated other comprehensive income	33,000	30,700
Total Shareholders' Deficit	(1,058,200)	(610,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$359,700	$695,600

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$63,600	$4,600	$126,800	$39,200

Cost of Revenue	3,600	900	7,900	2,200
Gross Profit	60,000	3,700	118,900	37,000

Operating Expenses:
Selling expense	9,400	4,900	29,300	10,300
General and administrative expense	191,800	22,800	560,700	42,700
Total Operating Expenses	201,200	27,700	590,000	53,000
Loss from Operations	(141,200)	(24,000)	(471,100)	(16,000)

Other Income (Expense):
Interest income	400	-	700	-
Interest expense	(12,700)	-	(24,500)	-
Other income (expense)	10,600	400	19,200	(100)
Total Other Income (Expense)	(1,700)	400	(4,600)	(100)
Loss Before Taxes	(142,900)	(23,600)	(475,700)	(16,100)
Income tax expense	-	-	-	-

Loss from continuing operation	$(142,900)	$(23,600)	$(475,700)	$(16,100)

Discontinued Operation:
Income from discontinued operation	-	5,200	-	4,100
Gain on disposal of interest in subsidiary	-	8,900	-	8,900
Net income from discontinued operation	-	14,100	-	13,000

Net Loss	(142,900)	(9,500)	(475,700)	(3,100)
Less: income attributable to non-controlling interest	-	2,000	-	1,600
Net loss attributable to XcelMobility	$(142,900)	$(11,500)	$(475,700)	$(4,700)

Net Loss	(142,900)	(9,500)	(475,700)	(3,100)
Foreign currency translation adjustment	300	500	2,300	4,700
Comprehensive (loss) income	(142,600)	(9,000)	(473,400)	1,600
Less: Comprehensive Income attributable to Non-controlling interest	-	5,000	-	1,400
Comprehensive (loss) income attributable to XcelMobility	(142,600)	(4,000)	(473,400)	3,000

Basic and diluted loss per share attributable to XcelMobility shareholders:
Continuing Operation	$-	$-	$(0.01)	$-
Discontinued Operation	-	-	-	-
Basic and diluted loss per share attributable to XcelMobility shareholders:	$-	$-	$(0,01)	$-
Basic and diluted weighted average number of shares outstanding	60,000,000	77,700,000	60,000,000	77,700,000

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(475,700)	$(3,100)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,100	8,100
Stock compensation expenses	25,200
Gain on disposal of subsidiaries	-	(8,900)
Deferred tax	-	1,400

Changes in assets and liabilities:
Trade accounts receivable, net		300
Other receivables and prepayment	(100)	(6,200)
Inventory	(300)	2,200
Accounts payable	39,500	-
Accrued interest	24,500	-
Advances from customers	-	500
Other payables and accrued expenses	43,300	6,000
Deferred revenue	(147,700)	(26,500)

Net Cash Used In Operating Activities	(482,200)	(26,200)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(22,500)	-
Proceeds from disposal of 25% ownership interest in subsidiary	-	37,400
Loss of controlling financial interest in affiliate	-	(41,300)
Net Cash Used In Investing Activities	(22,500)	(3,900)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	150,000	-
Receipt of amount due from shareholder	-	31,000
Net Cash Provided By Financing Activities	150,000	31,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,400	1,800

Net Change in Cash and Cash Equivalents	(350,300)	2,700

Cash and Cash Equivalents at Beginning of Period	615,200	46,200
Cash and Cash Equivalents at End of Period	$264,900	$48,900

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
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

CC Power Investment Consulting Co Ltd.
Shenzhen CC Power Investment Consulting Co. Ltd. (“CC Investment”), a wholly-owned subsidiary of CC Mobility, was incorporated on July 27, 2011 under the laws of the People’s Republic of China (“PRC”) as a wholly foreign owned limited liability company. The required registered capital is $2,000,000 and as of June 30, 2012, $400,000 of the registered capital has been received.

Shenzhen CC Power Corporation
Shenzhen CC Power Corporation (“CC Power’, the Company) is a Chinese enterprise organized in the PRC on March 13, 2003 in accordance with the Laws of the People’s Republic of China. The required registered capital of the Company was approximately $1,547,000 (RMB 10,000,000) and as of December 31, 2011, the Company has paid up approximately $346,000 (RMB2, 526,000). In March 2011, Mr. Ryan Ge sold his 5% ownership in CC Power to the other shareholder, Xili Wang (“CC Power Shareholder”). Ms. Wang holds 100% ownership interest in CC Power as of June 30, 2012 and December 31, 2011.

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2011. The consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in Form 10-K. The Company follows the same accounting policies in the preparation of interim reports. The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP")

The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($). All significant inter-company balances and transactions have been eliminated in consolidation.

All dollars are rounded to nearest hundred except for share data.

Reclassification

Cost of revenue –Cost of revenue totaled $14,800 and 29,000 for the three and six months ended June 30, 2011 has been reclassified from cost of revenue to selling expense and general and administrative expense to conform to current presentation.

The Company also reclassified about $56,000 from other expense into general and administrative expense in the period ended June 30, 2012.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2012	2011

Total current assets	$221,200	$326,600
Total assets	285,700	390,000
Total current liabilities	456,400	460,200
Total liabilities	456,400	470,900

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the three and six months ended June 30, 2012 and 2011. Research and development expenses amounted to $33,400 and $6,000 for three months ended June 30, 2012 and 2011, respectively, and were included in general and administrative expense. Research and development expenses amounted to $145,500 and $9,600 for six months ended June 30, 2012 and 2011, respectively, and were included in general and administrative expense.

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2012
Balance sheet	RMB 6.3089 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.3027 to US $1.00

December 31, 2011
Balance sheet	RMB 6.3585 to US $1.00

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

3. Going Concern

The Company has incurred significant continuing losses during the six months ended June 30, 2012 and has an accumulated deficit at June 30, 2012 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of June 30, 2012, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Property and Equipment, net

Property and equipment, net consist of the following:

	June 30,	December 31,
	2012	2011

Equipment	$109,800	$86,900

Office equipment	13,900	13,500
Leasehold improvements	8,400	8,300
Software	1,900	1,900
	134,000	110,600
Less: Accumulated depreciation	(53,900)	(44,400)
Property and equipment, net	$80,100	$66,200

The depreciation expense was $4,800 and $2,500 for the three months ended June 30, 2012 and 2011, respectively. The depreciation expense was $9,100 and $8,100 for the six months ended June 30, 2012 and 2011, respectively.

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

The results of operations for Nanovision for the three and six months ended June 30, 2011, which includes the calibration panel sales segment and the technical consulting service segment, are reported as a discontinued operation.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

5. Equity Investment in Affiliated Company and Deconsolidation of Subsidiary - Continued

The following are the summarized results of discontinued operations for Nanovision attributable to the Company for the three and six months ended June 30, 2011.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2011	June 30, 2011

Net revenues	$46,900	84,000
Total cost of sales and expenses	43,400	78,600
Gain on disposal of discontinued operation	8,900	8,900
Income before tax	12,400	14,300
Income tax (income)/expense	(1,600)	1,300
Gain from discontinued operation	$14,000	13,000

As of June 30, 2012 and December 31, 2011, the Company has no ownership interest in Nanovision and therefore the balance sheet of the discontinued operations is not included in the condensed consolidated balance sheet of the Company.

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

Deferred revenue included on the balance sheets as of June 30, 2012 and December 31, 2011 is as follow:

	June 30,	December 31,
	2012	2011
Deferred revenue:
Current	$156,000	$290,500
Non-current	-	10,700
Total	$156,000	$301,200

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

The table below sets forth the deferred revenue activities during the six months ended June 30, 2012 and 2011:

	For the six months ended June 30,
	2012	2011

Deferred revenue, balance at beginning of period	$301,200	$44,400
Add: Payments received from customers during the three months	-	11,000
Add: Government grant received during the three months	-	-
Less: government grant earned during the three months	(21,600)	-
Less: Revenue earned during the three months	(123,600)	(36,800)
Deferred revenue, balance at end of period	$156,000	$18,600

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

7. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of June 30, 2012 and December 31, 2011 are as follow:

			Loan	Interest	June 30,	December
						31,
Lender	Date of Note	Maturity Date	Amount	Rate	2012	2011
				(p.a.)

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	50,000	50,000-
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	50,000	50,000-
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	50,000	-
First Capital A.G.	April 25,2012	April 25,2014	100,000	5%	100,000	-
					$1,050,000	$900,000

Interest expense for the three months ended June 30, 2012 and 2011 was $12,700 and $0, respectively.
Interest expense for the six months ended June 30, 2012 and 2011 was $24,500 and $0, respectively.

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
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

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the three and six months ended June 30, 2012 and 2011. The open tax year for CC Mobility in Hong Kong is 2011.

The Company has no income tax expense for the three and six months ended June 30, 2012 and 2011 because it has incurred loss before tax from continuing operation.

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

The following table sets forth the components of deferred income taxes as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Deferred tax assets:
Net operating losses - U.S.	$151,100	$83,100
Net operating losses - PRC and Hong Kong	154,200	59,100
Deferred revenue	39,000	75,300
Allowance for doubtful accounts	900	900

	345,200	218,400
Valuation allowance	(345,200)	(218,400)
Deferred tax assets, net	$-	$-

As of June 30, 2012, the Company has net operating losses carry forward of $444,400 in the U.S. and $669,700 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2012, respectively. We provided for a full valuation allowance against the deferred tax assets of $345,200 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the six months ended June 30, 2012 and 2011 was an increase of $126,800 and an increase of $6,000, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the six months ended June 30, 2012 and 2011.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

9. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $1,100 and $1,000 for the three months ended June 30, 2012 and 2011, respectively. The compensation expense related to this plan was $2,600 and $2,100 for the six months ended June 30, 2012 and 2011, respectively.

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

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net (loss) income available for common shareholders - basic	$(142,900)	$(9,500)	$(475,700)	$(3,100)
Interest expense on convertible notes	12,700	-	24,500	-
Net (loss) income available for common shareholders - diluted	$(130,200)	$(9,500)	$(451,200)	$(3,100)

Weighted average outstanding shares of common stock – basic and diluted	60,000,000	77,700,000	60,000,000	77,700,000

Loss per share - basic and diluted:
Continuing Operations	$-	$-	$(0.01)	$-
Discontinued Operations	$-	$-	$-	$-
	$-	$-	$(0.01)	$-

11. Commitments and Contingencies

Operating commitments:

Operating commitment consists of the lease for office space under operating lease agreement which expire in 2012.

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company's obligations under operating lease are as follows:

Remainder of 2012	$14,700
Thereafter	-
Total minimum payment	$14,700

The Company incurred rental expenses of $21,300 and $5,900 for the three months ended June 30, 2012 and 2011, respectively.

The Company incurred rental expenses of $42,600 and $11,700 for the six months ended June 30, 2012 and 2011, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

12. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Customer A	94%	-	94%	*
Customer B	*	84%	*	18%
Customer C	-	16%	-	-
Customer D	-	-	-	78%

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

14. Unaudited Pro-Forma Financial Information

The accompanying unaudited pro forma financial information for the financial statements for the three and six months ended June 30, 2011 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

The following represents pro forma revenue and earnings information for the three and six months ended June 30, 2011 as if the acquisition of XcelMobility Inc. and the recapitalization had occurred on the beginning of each of the periods.

	Unaudited, Pro forma	Unaudited, Pro forma
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2011
Revenues	$4,600	$39,200
Net Loss applicable to common shareholders	$(431,500)	$(427,400)
Loss per share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	60,000,000	60,000,000

The unaudited, pro forma information for the three and six months ended June 30, 2011 depicted above reflect the impacts of expenses for a total of $300,000 incurred in connection with the recapitalization.

15. Related Party Transaction

Effective October 1, 2011 for a period of one year, the Company’s subsidiary, CC Mobility engaged the Company’s shareholder, CC Wireless Limited, to provide technical consultation for product R&D and business development. The monthly fee is determined periodically. During the three and six months ended June 30, 2012, $14,300 and $28,600, respectively, of consulting fee were paid to CC Wireless Limited.

16. Restricted Stock to Director

On April 20, 2012, the Board of Directors of the Company appointed Jack Zwick as the independent director of the Company and granted to Mr. Zwick 360,000 shares of the Company’s common stock. The restricted stock shall vest with respect to 1/8 the of the total number of restricted stock per quarter from vesting commencement date of April 1, 2012. The fair value of the restricted stock on the grant date is $201,600. The shares have not been issued as of June 30, 2012.

During the three and six months ended June 30, 2012, 45,000 shares were vested and stock based compensation expense totaled $25,200 was recorded.

17. Subsequent Events

The Company has no significant subsequent events from June 30, 2012 through the consolidated financial statements issue date of this report.

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

     In April 2012, we entered into an Exclusive Indonesian Supply Contract with ZTE Corp. (the “Supply Contract”). ZTE Corp. is a leading global provider and Original Equipment Manufacturer (OEM) of telecommunications equipment and network solutions. The Supply Contract provides that we will be the exclusive supplier of high speed USB modems for ZTE Corp. for sale in Indonesia. The initial order is for a minimum of 100,000 units with additional orders anticipated to follow once the initial test market is completed.

     In July 2012, we surpassed over 1.5 million subscribers in Asia. We are currently deriving revenue from the sale of licensing agreements, and we are increasing our revenues by expanding marketing efforts to broaden our product offering to include software sales directly to mobile device manufacturers and to provide application sales and enhanced products directly to consumers.

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

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenue

     Our revenue for the three months ended June 30, 2012 totaled US$63,600 an increase of 1283% from US$4,600 for the three months ended June 30, 2011. This increase in revenue was primarily due to an increase in revenue from paying subscribers for our internet accelerator software.

Cost of revenue

     Cost of revenue for the three months ended June 30, 2012 was US$3,600 and consists primarily of business tax and the related tax surcharges associated with our service contracts. Cost of revenue increased US$2,700, or 300%, from US$900 for the three months ended June 30, 2011. This increase in cost of revenue was primarily due to an increase in revenue.

Gross profit

     Gross profit for the three months ended June, 2012 was US$60,000, an increase of US$56,300, or 1522% from US$3,700 for the three months ended June 30, 2011. This increase in gross profit was primarily due to increased revenue as noted above.

Operating Expenses

     Our operating expenses for the three months ended June 30, 2012 increased by US$173,500, or 626%, from the three months ended June 30, 2011. This increase in operating expenses was primarily due to an increase in R & D expenses, and daily operating expenses.

Other Income

     Other income of $10,600 represents income recognized from the grant from the Science, Industry, Trade and Information Technology Commission of the Shenzhen Municipality.

Net income (loss)

     A net loss of US$-142,900 resulted for the three months ended June 30, 2012 compared to net loss of US$-9,500 for the three months ended June 30, 2011, an increase of US$-133,400. Our net loss increased primarily due to significant increases in operating expenses and R & D expenses.

Comprehensive income

     Our comprehensive income increased by US$133,600 from US$-9,000 for the three months ended June 30, 2011 to US$-142,600 for the three months ended June 30, 2012. The increase is primarily due to significant increases in operating expenses and R & D expenses.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenue

     Our revenue for the six months ended June 30, 2012 totaled US$126,800, an increase of 223% from US$39,200 for the six months ended June 30, 2011. This increase in revenue was primarily due to a increase in revenue from paying subscribers for our internet accelerator software and the fact that our revenue service contracts are ending.

Cost of revenue

     Cost of revenue for the six months ended June 30, 2012 was US$7,900 and consists primarily of costs associated with our internet accelerator software. Cost of revenue increase US$5,700 or 159%, from US$2,200 for the six months ended June 30, 2011. This increase in cost of revenue was primarily due to reduced marketing activities and related expenses associated with our internet accelerator software and decreased revenue.

Gross profit

     Gross profit for the six months ended June 30, 2012 was US$118,900 a increase of US$81,900, OR 221% from US$37,000 for the six months ended June 30, 2011. This increase in gross profit was primarily due to increased revenue as noted above.

Operating Expenses

     Our operating expenses for the six months ended June 30, 2012 increased by US$537,000, or 1013% from the six months ended June 30, 2011. This increase in operating expenses was primarily due to increased general and administrative expenses (2012: US$560,700; 2011: US$42,700). This primarily due to increase R & D cost and daily operating expenses.

Other Income

     Other income of $19,200 represents income recognized from the grant from the Science, Industry, Trade and Information Technology Commission of the Shenzhen Municipality.

Net income (loss)

     A net loss of US$-475,700 resulted for the six months ended June 30, 2012 compared to net income of US$ -3,100 for the six months ended June 30, 2011, an increase of US$-472,600. Our net loss increased primarily due to significant increases in operating expenses and R & D expenses.

Comprehensive income

     Our comprehensive income increased by US$ -475,200 from US$1,600 for the six months ended June 30, 2011 to US$-473,400 for the six months ended June 30, 2012. The decrease is primarily due to significant increases in operating expenses and R & D expenses.

Liquidity and Capital Resources

Overview

     As of June 30, 2012, we had cash and equivalents on hand of US$264,900 and negative working capital of US$-45,500. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through September 2012. On April 25, 2012, we issued our standard convertible promissory note to an accredited investor in the amount of $100,000 at an interest rate of 5.00% per annum, maturing two years from the date of issuance.

     We are currently seeking both short term working capital to finance current operations as well as significant amounts of long term capital to execute our business plan and ultimately offer our products in the US market. We project that to keep operations at our current level, approximately $900,000 in revenue and working capital will be required over the next 12 months to cover monthly expenses of $75,000. In order to successfully execute our business plan of increasing the Company’s presence in Asia and making products available in the US, an additional $2-$5 million will be required in long term financing.

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

     The Company has incurred significant continuing losses during the six months ended June 30, 2012 and has an accumulated deficit at June 30, 2012 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

     Net cash provided by (used in) operating activities

     Net cash provided by (used in) operating activities for the six months ended June 30, 2012 was US$-482,300 compared to net cash used in operating activities of US$-2,700 for the six months ended June 30, 2011. This increase in cash used in operating activities was primarily due to an increase in other payables and accrued expenses.

     Net cash provided by (used in) investing activities

     Net cash used in investing activities for the six months ended June 30, 2012 was US$-22,500 compared to net cash used in investing activities for the six months ended June 30, 2011 of US$3,100. The majority of these funds were used to add to the server configuration in China and Hong Kong.

     Net cash provided by financing activities

     Net cash provided by financing activities for the six months ended June 30, 2012 was US$150,000, cash provided by financing activities for the six months ended June 30, 2011 was 31,000. The increase in cash provided by financing activities was as a result of the issuance of our convertible promissory notes.

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

     Certain of our accounting policies require higher degrees of professional judgment than others in their application. These include allowance for doubtful accounts, depreciation and impairment of fixed assets, and income tax. Management evaluates all of its estimates and judgments on an ongoing basis.

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

     Considering the RMB balance of our cash as of June 30, 2012, which amounted to US$264,900, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$2,649 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)

We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)

We do not have an audit committee. While not being legally obligated to have an audit committee, it is the management’s view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

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

     On April 18, 2012, we appointed Mr. Jack Zwick as a member of the Board of Directors. Mr. Zwick is a certified public accountant and founding member of Zwick Maddox & Banyai PLLC, certified public accountants, in Michigan. Mr. Zwick holds a Bachelor of Arts degree in Accountancy and a Masters of Science in Taxation from Wayne State University. He is a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants, and previously taught accounting and audit related classes for the Michigan Association of CPAs and Ohio Society of CPAs. As such, Mr. Zwick is very knowledgeable on U.S. GAAP and would be considered an independent audit committee financial expert once we establish an audit committee.

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

Changes in Internal Controls Over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 1A. Risk Factors.

     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Subsequent to our quarter ended June 30, 2012, on August 14, 2012, we issued 360,000 shares of Company common stock to Mr. Greg Tse in connection with Mr. Tse’s service on our Board of Directors and in accordance with Mr. Tse’s Board Advisory Agreement. The issuance of the shares to Mr. Tse was effected without registration in reliance on the exemption afforded by Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Mine Safety Disclosure.

     Not applicable.

Item 5. Other Information.

     Subsequent to our quarter ended June 30, 2012, on August 14, 2012, we entered into a Board Advisory Agreement (the “Agreement”) with Mr. Greg Tse. Pursuant to the Agreement, in consideration for serving on the Company’s Board of Directors, Mr. Tse will receive: (a) three hundred and sixty thousand (360,000) shares of Company common stock, vesting as to one hundred and thirty five thousand (135,000) shares immediately, 45,000 shares on September 1, 2012, 45,000 shares on January 1, 2013, 45,000 shares on May 1, 2013, 45,000 shares on September 1, 2013, and the remaining 45,000 shares on January 1, 2014, subject to Mr. Tse’s continuous service; and (b) a consulting fee of two thousand five hundred dollars ($2,500) per month commencing September 1, 2011. The payment to Mr. Tse of his monthly fee is contingent upon the Company closing an equity or debt financing of at least $2,000,000.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Share Exchange Agreement, dated July 5, 2011(incorporated by reference to our Current Report on Form 8-K filed on July 6, 2011).
3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on October 14, 2009).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2011).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2011).
10.1	Exclusive Indonesian Supply Contract With ZTE Corp.*
10.2	Board Advisory Agreement with Greg Tse dated August 14, 2012*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

XCELMOBILITY INC.

Dated: August 14, 2012	/s/ Xili Wang
By: Xili Wang
Its: Chief Financial Officer and Secretary (Principal Financial
Officer and Principal Accounting Officer)