Form 10-Q
period 2012-09-30
XcelMobility Inc.
filed 2012-11-14
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes        [ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2012
Common stock, $.001 par value	60,000,000

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$238,900	$615,200

Trade accounts receivable	19,200	-
Other receivables, net of allowance for doubtful accounts of $3,500 and $3,500, respectively	5,600	5,400
Inventory	300	-
Prepaid expenses	9,000	8,800
Advances to suppliers	3,400	-

Total Current Assets	276,400	629,400

Property and Equipment, net of accumulated depreciation of $58,900 and $44,400, respectively	93,700	66,200

TOTAL ASSETS	$370,100	$695,600

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$105,500	$41,400
Other payables and accrued expenses	32,300	44,700
Deferred revenue	161,900	290,500
Convertible notes	63,000	-

Total Current Liabilities	362,700	376,600

Convertible notes	1,050,000	900,000
Accrued interest	56,900	18,300
Deferred revenue	20,700	10,700

Total Liabilities	1,490,300	1,305,600

Commitments and Contingencies (Note 11)

Shareholders’ Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding September 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 60,000,000 issued and outstanding September 30, 2012 and December 31, 2011	60,000	60,000
Additional paid in capital	161,100	72,200
Accumulated deficit	(1,373,700)	(772,900)
Accumulated other comprehensive income	32,400	30,700
Total Shareholders’ Deficit	(1,120,200)	(610,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$370,100	$695,600

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$72,000	4,100	$198,800	43,300
Cost of Revenue	4,000	200	11,900	2,400
Gross Profit	68,000	3,900	186,900	40,900

Operating Expenses:
Selling expense	6,100	5,100	35,400	15,400
General and administrative expense	262,500	178,000	823,200	220,600
Total Operating Expenses	268,600	183,100	858,600	236,000
Loss from Operations	(200,600)	(179,200)	(671,700)	(195,100)

Other Income (Expense):
Interest income	100	100	800	100
Interest expense	(14,200)	(5,400)	(38,700)	(5,400)
Other income (expense)	89,600	13,000	108,800	12,800
Total Other Income	75,500	7,700	70,900	7,500
Loss Before Taxes	(125,100)	(171,500)	(600,800)	(187,600)
Income tax expense	-	-	-	-

Loss from continuing operation	$(125,100)	(171,500)	$(600,800)	(187,600)

Discontinued Operation:
Income from discontinued operation	-	23,000	-	27,100
(Loss) Gain on disposal of interest in subsidiary	-	(4,800)	-	4,100
Net income from discontinued operation	-	18,200	-	31,200

Net Loss	(125,100)	(153,300)	(600,800)	(156,400)
Less: income attributable to non-controlling interest	-	-	-	1,600
Net loss attributable to XcelMobility	$(125,100)	(153,300)	$(600,800)	(158,000)

Net Loss	(125,100)	(153,300)	(600,800)	(156,400)
Foreign currency translation adjustment	(600)	5,500	1,700	10,200
Comprehensive loss	(125,700)	(147,800)	(599,100)	(146,200)
Less: Comprehensive Income attributable to
Non-controlling interest		-	-	1,400
Comprehensive loss attributable to XcelMobility	(125,700)	(147,800)	(599,100)	(144,800)

Basic and diluted loss per share attributable to
XcelMobility shareholders:
Continuing Operation	$-	$-	$(0.01)	-
Discontinued Operation	-	-	-	-
Basic and diluted loss per share attributable to
XcelMobility shareholders:	$-	$-	$(0.01)	-
Basic and diluted weighted average number of shares outstanding	60,000,000	67,888,043	60,000,000	74,393,407

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(600,800)	$(156,400)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14,300	9,100
Stock compensation expenses	88,900	-
Gain on disposal of subsidiaries	-	(4,100)
Investment income from equity investment in affiliate	-	(27,100)

Changes in assets and liabilities:
Trade accounts receivable	(19,300)	1,400
Other receivables and prepayment	(300)	(10,300)
Advances to suppliers	(3,400)
Inventory	(300)	-
Accounts payable	64,100	-
Accrued interest	38,700	5,400
Other payables and accrued expenses	(12,600)	133,300
Deferred revenue	(120,300)	32,800

Net Cash Used In Continuing Operating Activities	(551,000)	(15,900)
Net Cash Used In Discontinued Operating Activities	-	(500)
Net Cash Used In Operating Activities	(551,000)	(16,400)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(41,500)	(12,900)
Cash acquired in CC Mobility and XcelMobility	-	193,900
Proceeds from disposal of ownership interest in affiliate	-	92,300
Net Cash ( Used In) Provided By Investing Activities	(41,500)	273,300

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	213,000	400,000
Receipt of amount due from shareholder	-	32,300
Net Cash Provided By Financing Activities	213,000	432,300

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,200	2,600

Net Change in Cash and Cash Equivalents	(376,300)	691,800

Cash and Cash Equivalents at Beginning of Period	615,200	8,800
Cash and Cash Equivalents at End of Period	$238,900	$700,600

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Convertible notes payable assumed from reverse merger	$-	$400,000

The accompanying notes are an integral part of the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

1. Organization and Nature of Business

XcelMobility Inc.
XcelMobility Inc. (a development stage company) (“Xcel” or the “Company”) was incorporated under the laws of the State of Nevada on December 27, 2007. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. The Company has generated no revenues since inception.

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

CC Mobility Limited
CC Mobility Limited (“CC Mobility”), a company organized under the laws of Hong Kong, was formed on May 3, 2011 and has authorized capital of 10,000 shares with registered capital of HK$1,000 at HK$1 per share. At formation, CC Mobility Limited has issued 560 shares to CC Wireless Limited, a company organized under the laws of Hong Kong, and 440 shares to Sheen Ventures Limited, a company organized under the laws of Hong Kong. The Company is a holding company formed for the purpose of acquiring a target company to effect a reverse merger with a U.S. reporting company. The reverse merger was completed on August 30, 2011.

CC Power Investment Consulting Co. Ltd.
Shenzhen CC Power Investment Consulting Co. Ltd. (“CC Investment”), a wholly-owned subsidiary of CC Mobility, was incorporated on July 27, 2011 under the laws of the People’s Republic of China (“PRC”) as a wholly foreign owned limited liability company. The required registered capital is $2,000,000 and as of September 30, 2012, $400,000 of the registered capital has been contributed.

Shenzhen CC Power Corporation
Shenzhen CC Power Corporation (“CC Power”, the Company) is a Chinese enterprise organized in the PRC on March 13, 2003 in accordance with the Laws of the People’s Republic of China. The required registered capital of the Company was approximately $1,547,000 (RMB 10,000,000) and as of December 31, 2011, the Company has paid up approximately $346,000 (RMB2, 526,000). In March 2011, Mr. Ryan Ge sold his 5% ownership in CC Power to the other shareholder, Xili Wang (“CC Power Shareholder”). Ms. Wang holds 100% ownership interest in CC Power as of September 30, 2012 and December 31, 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

1. Organization and Nature of Business - Continued

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

For accounting purposes, the merger transaction is being accounted for as a reverse merger. The transaction has been treated as a recapitalization of CC Mobility and its subsidiaries, with Xcel (the legal acquirer of CC Mobility and its subsidiaries) considered the accounting acquiree and CC Mobility whose management took control of Xcel (the legal acquire of CC Mobility) considered the accounting acquirer.

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

As a result of the Exchange Transaction, the organizational structure of the Company is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2011. The Company follows the same accounting policies in the preparation of interim reports. The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America (“US GAAP”)

The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($). All significant inter-company balances and transactions have been eliminated in consolidation.

All dollars are rounded to nearest hundred except for share data.

Reclassification

Cost of revenue –Cost of revenue totaled $300 and 29,300 for the three and nine months ended September 30, 2011 has been reclassified from cost of revenue to selling expense and general and administrative expense to conform to current presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	September 30,	December 31,
	2012	2011

Total current assets	$215,300	$326,600
Total assets	294,200	390,000
Total current liabilities	427,700	460,200
Total liabilities	448,500	470,900

Revenue recognition

Our source of revenues is from internet accelerator software, which includes new software license revenues and software plus hardware and maintenance arrangements. During the quarter ended September 30, 2012, we also have revenues derived from GPS system development and website development projects along with maintenance arrangements.

We evaluate revenue recognition based on the criteria set forth in FASB ASC 985-605, Software: Revenue Recognition and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
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

Cost of Revenue

Cost of revenue primarily consists of business tax and surcharges on revenue.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

2. Summary of Significant Accounting Policies - Continued

Credit risk

The Company may be exposed to credit risk from its cash and fixed deposits at bank. No allowance has been made for estimated irrecoverable amounts determined by reference to past default experience and the current economic environment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

2. Summary of Significant Accounting Policies - Continued

Accounts receivable

Accounts receivable consists of amounts due from customers. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2012 and December 31, 2011, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the three and nine months ended September 30, 2012 and 2011. Research and development expenses amounted to $47,000 and $5,800 for three months ended September 30, 2012 and 2011, respectively, and were included in general and administrative expense. Research and development expenses amounted to $192,500 and $15,500 for nine months ended September 30, 2012 and 2011, respectively, and were included in general and administrative expense.

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2012
Balance sheet	RMB 6.3265 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.3180 to US $1.00

September 30, 2011
Balance sheet	RMB 6.3952 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.4972 to US $1.00

December 31, 2011
Balance sheet	RMB 6.3585 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.4640 to US $1.00

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

3. Going Concern

The Company has incurred significant continuing losses during the nine months ended September 30, 2012 and has an accumulated deficit at September 30, 2012. The Company has relied on its registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of September 30, 2012, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Property and Equipment, net

Property, plant and equipment, net consist of the following:

	September 30,	December 31,
	2012	2011

Equipment	$128,500	$86,900

Office equipment	13,800	13,500
Leasehold improvements	8,400	8,300
Software	1,900	1,900
	153,000	110,600
Less: Accumulated depreciation	(58,900)	(44,400)
Property and equipment, net	$93,700	$66,200

The depreciation expense was $5,200 and $1,000 for the three months ended September 30, 2012 and 2011, respectively. The depreciation expense was $14,300 and $9,100 for the nine months ended September 30, 2012 and 2011, respectively.

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

Prior to the disposition of the 25% equity interest in Nanovision, CC Power held 60% equity interest in Nanovision. Up through June 15, 2011, Nanovision was consolidated with CC Power.

In August 2011, CC Power disposed its remaining 35% ownership interest in Nanovision to Xili Wang, sole shareholder of CC Power for proceeds totaled RMB 350,000. After the disposition, CC Power has no ownership interest and no involvement in Nanovision.

The results of operations for Nanovision for the three and nine months ended September 30, 2011, which includes the calibration panel sales segment and the technical consulting service segment, are reported as a discontinued operation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

5. Equity Investment in Affiliated Company and Deconsolidation of Subsidiary - Continued

The following are the summarized results of discontinued operations for Nanovision attributable to the Company for the three and nine months ended September 30, 2011.

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2011

Net revenues	$-	84,000
Total cost of sales and expenses	-	78,600
Investment income from equity investment in discontinued operation	23,000	23,000
Gain (loss) on disposal of discontinued operation	(4,800)	4,100
Income before tax	18,200	32,500
Income tax (income)/expense	-	1,300
Gain from discontinued operation	$18,200	31,200

As of September 30, 2012 and December 31, 2011, the Company has no ownership interest in Nanovision and therefore the balance sheet of the discontinued operations is not included in the condensed consolidated balance sheet of the Company.

6. Deferred Revenue

Deferred revenue represents deferred internet accelerator license revenue over the maintenance period of one to three years for our multiple element arrangements (Note 2).

In addition, deferred revenue includes two government grants for use in research and development related expenditures for periods through July 2014. The portion of the grants that has not been spent is deferred and recognize as other income as the funds are spent on research and development related expenditures.

Deferred revenue included on the balance sheets as of September 30, 2012 and December 31, 2011 is as follow:

	September 30,	December 31,
	2012	2011
Deferred revenue:
Current	$161,900	$290,500
Non-current	20,700	10,700
Total	$182,600	$301,200

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

6. Deferred Revenue- Continued

The table below sets forth the deferred revenue activities during the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30,
	2012	2011

Deferred revenue, balance at beginning of period	$301,200	44,400
Add: Payments received from customers during the nine months	94,700	15,000
Add: Government grant received during the nine months	95,000	(40,300)
Less: government grant earned during the nine months	(111,200)	73,500
Less: Revenue earned during the nine months	(197,100)	(13,500)
Deferred revenue, balance at end of period	$182,600	79,100

7. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of September 30, 2012 and December 31, 2011 are as follow:

				Loan	Interest	September 30,	December 31,
Lender	Date of Note	Maturity Date		Amount	Rate (p.a.)	2012	2011

Vantage Associates SA	April 15, 2011	April 15, 2016		$150,000	5%	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016		100,000	5%	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016		150,000	5%	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016		200,000	5%	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016		200,000	5%	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016		50,000	5%	50,000	50,000-
First Capital A.G.	December 1, 2011	December 1, 2016		50,000	5%	50,000	50,000-
First Capital A.G.	January 23, 2012	January 23, 2017		50 000	5%	50,000	-
First Capital A.G.	April 25, 2012	April 25,2014		100,000	5%	100,000	-
Asher Enterprises, Inc.	July 27th, 2012	April 13th, 2013		63,000	8%	63,000	-
			$			$1,113,000	$900,000
					Less:
					Current portion	63,000	-
					Non-current portion	$1,050,000	$900,000

Interest expense for the three months ended September 30, 2012 and 2011 was $14,200 and $5,400, respectively. Interest expense for the nine months ended September 30, 2012 and 2011 was $38,700 and $5,400, respectively.

Except for the convertible promissory note issued to Asher Enterprises, Inc., all the convertible promissory notes (the “Notes”) are convertible upon the occurrence of the following events:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

7. Convertible Promissory Notes- Continued

(1) At any time, prior to the maturity date, the Company and the holder of the notes may mutually agree on a date to convert in whole or in part the notes into shares of common stock of the Company on the following terms: Holder of the note will be issued share units comprising of one common share to be purchased at a price of $0.5, and one warrant that is convertible into one common share at a price of $1.00, and expires two years from the date of the Exchange Transaction is completed, and one warrant that is convertible into one common share at a price of $1.5, and expires three years from the date the Exchange Transaction is completed.

(2) Unless earlier converted into common stock mentioned above, if within twelve months of the date hereof the Company completes a Qualified Financing, as defined by the respective convertible promissory notes, the holder agrees to exchange the notes simultaneously with the initial closing of such Qualified Financing as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

7. Convertible Promissory Notes- Continued

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

The convertible promissory note issued to Asher Enterprises, Inc., is convertible upon the occurrence of the following events:

1)

At any time during the period beginning on the date which is 180 days following the date of the convertible promissory note, which is July 27, 2012, and ending on the later of the maturity date and the date of payment in default, the remaining outstanding principal amount shall convert into fully paid and non-assessable shares of the company’s common stock. The conversion price shall equal the variable conversion price, which is 60% multiplied by the market price of the common stock, as defined in the promissory note agreement.

2)

In the event of a consolidation or merger with any other corporation (other than a merger in which the Company is the surviving corporation and its capital stock is unchanged), or asset sale, then the conversion price is subject to adjustment, as defined by the convertible promissory note agreement.

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

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the three and nine months ended September 30, 2012 and 2011. The open tax year for CC Mobility in Hong Kong is 2011.

The Company has no income tax expense for the three and nine months ended September 30, 2012 and 2011 because it has incurred loss before tax from continuing operation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

8. Income Tax- Continued

The following table sets forth the components of deferred income taxes as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Deferred tax assets:
Net operating losses - U.S.	$198,700	$83,100
Net operating losses - PRC and Hong Kong	146,100	59,100
Deferred revenue	45,700	75,300
Allowance for doubtful accounts	900	900

	391,400	218,400
Valuation allowance	(391,400)	(218,400)
Deferred tax assets, net	$-	$-

As of September 30, 2012, the Company has net operating losses carry forward of $584,300 in the U.S. and $626,800 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2012, respectively. We provided for a full valuation allowance against the deferred tax assets of $391,400 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the nine months ended September 30, 2012 and 2011 was an increase of $173,000 and an increase of $152,700, respectively.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the nine months ended September 30, 2012 and 2011.

9. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $2,000 and $1,500 for the three months ended September 30, 2012 and 2011, respectively. The compensation expense related to this plan was $4,600 and $3,600 for the nine months ended September 30, 2012 and 2011, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

10. (Loss) earning per Share

Basic (loss) earning per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for the convertible notes and preferred stock and the treasury stock method for warrants and options. The following table sets forth the computation of basic and diluted net loss per share:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net (loss) available for common shareholders - basic	$(125,100)	$(153,300)	$(600,800)	$(156,400)
Interest expense on convertible notes	14,200	5,400	38,700	5,400
Net (loss) available for common shareholders - diluted	$(110,900)	$(147,900)	$(562,100)	$(151,000)

Weighted average outstanding shares of common stock – basic and diluted	60,000,000	67,888,043	60,000,000	74,393,407

Loss per share - basic and diluted:
Continuing Operations	$-	$-	$(0.01)	$-
Discontinued Operations	$-	$-	$-	$-
	$-	$-	$(0.01)	$-

11. Commitments and Contingencies

Operating commitments:

Operating commitment consists of the lease for office space under operating lease agreement which expired in August 2012 and the Company has renewed the lease for a one year period.

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under operating lease are as follows:

Remainder of 2012	$21,200
2013	63,700
Thereafter	-
Total minimum payment	$84,900

The Company incurred rental expenses of $21,300 and $7,200 for the three months ended September 30, 2012 and 2011, respectively.

The Company incurred rental expenses of $63,800 and $18,900 for the nine months ended September 30, 2012 and 2011, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

12. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Customer A	82%	*	90%	*
Customer B	*	89%	*	24%
Customer C	-	-	-	70%

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

14. Unaudited Pro-Forma Financial Information

The accompanying unaudited pro forma financial information for the financial statements for the three and nine months ended September 30, 2011 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

14. Unaudited Pro-Forma Financial Information- Continued

The following represents pro forma revenue and earnings information for the three and nine months ended September 30, 2011 as if the acquisition of XcelMobility Inc. and the recapitalization had occurred on the beginning of each of the periods.

	Unaudited, Pro forma	Unaudited, Pro forma
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2011
Revenues	$4,100	$43,300
Net Profit (Loss) applicable to common shareholders	$26,700	$(400,700)
Loss per share	$-	$(0.01)

Weighted Average Shares Outstanding	60,000,000	60,000,000

The unaudited, pro forma information for the three and nine months ended September 30, 2011 depicted above reflect the impacts of expenses for a total of $300,000 incurred in connection with the recapitalization.

15. Related Party Transaction

Effective October 1, 2011 for a period of one year, the Company’s subsidiary, CC Mobility engaged the Company’s shareholder, CC Wireless Limited, to provide technical consultation for product R&D and business development. The monthly fee is determined periodically. During the three and nine months ended September 30, 2012, $14,100 and $42,700, respectively, of consulting fee were paid to CC Wireless Limited.

16. Restricted Stock to Director

On April 20, 2012, the Board of Directors of the Company appointed Jack Zwick as the independent director of the Company and granted to Mr. Zwick 360,000 shares of the Company’s common stock. The restricted stock shall vest with respect to 1/8 th of the total number of restricted stock per quarter from vesting commencement date of April 1, 2012 such that all restricted stock shall vest on January 1, 2013, subject to his continuous service. The fair value of the restricted stock on the grant date is $201,600.

On August 14, 2012, the Board of Directors of the Company granted 360,000 shares of the Company’s common stock to Gregory Tse for his service to serve as the Company’s independent director. The restricted stock shall vest with respect to 135,000 shares of Restricted Stock immediately, 45,000 shares on September 1, 2012, 45,000 shares on January 1, 2013, 45,000 shares on May 1, 2013, 45,000 shares on September 1, 2013, and the remaining 45,000 shares on January 1, 2014, subject to his continuous service. The fair value of the restricted stock on the grant date is $82,800.

The fair value of the restricted stock is recognized as stock based compensation over the service period. The shares have not been issued as of September 30, 2012.

During the three and nine months ended September 30, 2012, 45,000 and 270,000 shares were vested and stock based compensation expense totaled $25,200 and $88,800 were recorded, respectively.

17. Subsequent Events

The Company has no significant subsequent events from September 30, 2012 through the consolidated financial statements issue date of this report.

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

     In July 2012, we surpassed over 1.5 million subscribers in Asia. In August 2012, we signed a strategic partnership agreement with Tokyo-based Unified Communications, Inc. (“UCI”), which includes the launch of its Mach 5 LBS (Location Based Service). The Mach 5 LBS is slated to become a featured product and optional component of our Mach 5 browser accelerator product line and offers a GPS tracking-based platform that enables application developers to collect and review significant user analytics that offer major impacts for retail marketing.

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

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenue

     Our revenue for the three months ended September 30, 2012 totaled US$72,000 an increase of 1656% from US$4,100 for the three months ended September 30, 2011. This increase in revenue was primarily due to an increase in revenue from paying subscribers for our internet accelerator software.

Cost of revenue

     Cost of revenue for the three months ended September 30, 2012 was US$4,000 and consists primarily of business tax and the related tax surcharges associated with our service contracts. Cost of revenue increased US$3,800, or 1900%, from US$200 for the three months ended September 30, 2011. This increase in cost of revenue was primarily due to an increase in revenue.

Gross profit

     Gross profit for the three months ended September 30, 2012 was US$68,000, an increase of US$64,100, or 1644% from US$3,900 for the three months ended September 30, 2011. This increase in gross profit was primarily due to increased revenue as noted above.

Operating Expenses

     Our operating expenses for the three months ended September 30, 2012 increased by US$85,500, or 47%, from the three months ended September 30, 2011. This increase in operating expenses was primarily due to an increase in R&D expenses, and daily operating expenses.

Other Income

     Other income of US$89,600 represents income recognized from the grant from the Science, Industry, Trade & Information Technology Commission of the Shenzhen Municipality.

Net income (loss)

     A net loss of US($125,100) resulted for the three months ended September 30, 2012 compared to net loss of US($153,300) for the three months ended September 30, 2011, an decrease of US$28,200. Our net loss decreased primarily due to increased Other income of $76,600 ( 2011:US$13,000 ).

Comprehensive income

     Our comprehensive income increased by US$22,100 from US$(147,800) for the three months ended September 30, 2011 to US$(125,700) for the three months ended September 30, 2012. The increase is primarily due to increased Other income as noted above.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenue

     Our revenue for the nine months ended September 30, 2012 totaled US$198,800, an increase of 359%% from US$43,300for the nine months ended September 30, 2011. This increase in revenue was primarily due to an increase in revenue from paying subscribers for our internet accelerator software and the fact that our revenue service contracts are ending.

Cost of revenue

     Cost of revenue for the nine months ended September 30, 2012 was US$11,900 and consists primarily of costs associated with our internet accelerator software. Cost of revenue increase US$9,500 or 396%, from US$2,400 for the nine months ended September 30, 2011. This increase in cost of revenue was primarily due to reduced marketing activities and related expenses associated with our internet accelerator software and decreased revenue.

Gross profit

     Gross profit for the nine months ended September 30, 2012 was US$186,900, an increase of US$146,000, or 357% from US$40,900 for the nine months ended September 30, 2011. This increase in gross profit was primarily due to increased revenue as noted above.

Operating Expenses

     Our operating expenses for the nine months ended September 30, 2012 increased by US$622,500, or 264% from the nine months ended September 30, 2011. This increase in operating expenses was primarily due to increased general and administrative expenses (2012: US$858,600; 2011: US$236,100. This primarily due to increase R&D cost and daily operating expenses.

Other Income

     Other income of US$70,900 represents income recognized from the grant from the Science, Industry, Trade & Information Technology Commission of the Shenzhen Municipality.

Net income (loss)

     A net loss of US$600,800 resulted for the nine months ended September 30, 2012 compared to net income of US$156,400 for the nine months ended September 30, 2011, an increase of US$444,400. Our net loss increased primarily due to significant increases in operating expenses and R&D expenses.

Comprehensive income

     Our comprehensive income increased by US($454,300) from US($144,800) for the nine months ended September 30, 2011 to US($599,100) for the nine months ended September 30, 2012. The increase is primarily due to significant increases in operating expenses and R&D expenses.

Liquidity and Capital Resources

Overview

     As of September 30, 2012, we had cash and equivalents on hand of US$238,900 and negative working capital of US$-86,300. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through December 2012. On July 27, 2012, we issued a Convertible Promissory Note (the “Note”) in the amount of $63,000 to an accredited investor. The Note is payable on April 13, 2012 and has an interest rate of 8% per annum (increases to 22% in the event of default).

     We are currently seeking both short term working capital to finance current operations as well as significant amounts of long term capital to execute our business plan and ultimately offer our products in the U.S. market. We project that to keep operations at our current level, approximately $900,000 in revenue and working capital will be required over the next 12 months to cover monthly expenses of $75,000. In order to successfully execute our business plan of increasing the Company’s presence in Asia and making products available in the US, an additional $2 to $5 million will be required in long term financing.

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

     The Company has incurred significant continuing losses during the nine months ended September 30, 2012 and has an accumulated deficit at September 30, 2012 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net cash provided by (used in) operating activities

     Net cash provided by (used in) operating activities for the nine months ended September 30, 2012 was US$-551,000 compared to net cash used in operating activities of US$-16,400 for the nine months ended September 30, 2011. This increase in cash used in operating activities was primarily due to an increase in other payables and accrued expenses.

Net cash provided by (used in) investing activities

     Net cash used in investing activities for the nine months ended September 30, 2012 was US$-41,500 compared to net cash used in investing activities for the nine months ended September 30, 2011 of US$273,300. The majority of these funds were used to add to the server configuration in China and Hong Kong.

Net cash provided by financing activities

     Net cash provided by financing activities for the nine months ended September 30, 2012 was US$213,000, cash provided by financing activities for the nine months ended September 30, 2011 was $432,300. The increase in cash provided by financing activities was as a result of the issuance of our convertible promissory notes.

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

     Considering the RMB balance of our cash as of September 30, 2012, which amounted to US$238,900, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$2389 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

     On July 27, 2012, we issued a Convertible Promissory Note (the “Note”) in the amount of $63,000 to Asher Enterprises, Inc., a Delaware corporation and an accredited investor (the “Holder”). The Note is payable on April 13, 2013 and has an interest rate of 8% per annum (increases to 22% in the event of default). The Note is convertible at the option of the Holder commencing on the date that is 180 days from the date of the Note into shares of the Company’s common stock at a conversion price determined by multiplying 60% by the market price of the Company’s common stock pursuant to the terms of the Note. The Holder is entitled to certain anti-dilution protection such that should the Company sell any common stock or any instrument convertible into common stock, at a price per share that is less than the conversion price, then the conversion price of the Note shall automatically be lowered to that new price. The Company intends to use the net proceeds from the sale of the Note, after payment of certain fees, for general working capital needs and to further the operations of the Company. The issuance of the Note to the Holder was exempt from registration in reliance on the exemption afforded by Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the rules promulgated thereunder as the Holder is an “accredited investor” as such term is defined in Rule 501(a) under the Securities Act.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Share Exchange Agreement, dated July 5, 2011(incorporated by reference to our Current Report on Form 8-K filed on July 6, 2011).
3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on October 14, 2009).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2011).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2011).
10.1	Convertible Promissory Note issued to Asher Enterprises, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

XCELMOBILITY INC.

Dated: November 14, 2012	/s/ Xili Wang
By: Xili Wang
Its: Chief Financial Officer and Secretary (Principal Financial
Officer and Principal Accounting Officer)