Form 10-K
period 2012-12-31
XcelMobility Inc.
filed 2013-04-01
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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
Yes [   ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [   ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ x ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was approximately $4,902,524 based upon the closing price of $0.16 per share reported for such date on the Over-the-Counter Bulletin Board maintained by the NASD. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 27, 2013
Common Stock, $.001 par value per share	60,940,781 shares

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

Background and Overview

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

Through CC Mobility and CC Power, we are developing and marketing mobile applications for mobile devices that utilize cellular networks to connect to the Internet and hardware/software products to increase the speed of Virtual Private Networks. Our strategy is global in scope, but we are focusing our efforts at this time on the large mobile market of China. CC Power’s principal activity is the design, testing sale and support of software to support mobile Internet applications on cellular phones, smartphones, tablets and mobile computers in China. The principal products marketed by CC Power include the Mach 5 Accelerator and Mach5 LBS for location based applications. In order to support CC Power products, we have built a series of server locations throughout China. CC Power sells its products to corporations directly, to individual users via our Mach5.cn website and retail locations, through distribution agents and through all three mobile phone carriers in China.

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

We are currently deriving revenue from the sale of our internet accelerator software, and we believe we can increase our revenues by expanding marketing efforts to broaden our product offering to include software sales directly to mobile device manufacturers and to provide application sales and enhanced products directly to consumers.

In order to expand our sales efforts, we have created an enterprise portal branded under our flagship Mach 5 banner to offer our customers direct access to our products. The website, http://www.mach5.cn/en/, connects potential resellers, developers and consumers with our revenue-generating 3rd party applications, games and specialty content. As we introduce new products to the China market, we can immediately share them with the industry through our online product portal and we believe this can maximize our sales opportunities.

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

Strategy

We are a provider of mobile internet software technology and application services. Our mission is to provide better mobile internet experience to billions of users around the world. We operate a mobile internet hub through CC Mobility and CC Power where we are developing mobile applications directly for mobile devices that utilize cellular networks to connect to the Internet and hardware/software products to increase the speed of Virtual Private Networks. Our primary market is the large and growing mobile internet market in China.

We have grown our user base by offering our Mach 5 Xcelerator product free of charge to the growing number of mobile users in China. The Mach 5 product has the look and feel of a desktop browser but loads and processes material over the cellular Internet (e.g., websites, videos, pictures, etc.) significantly faster than conventional browsers that come with mobile devices. This enables us to develop and acquire other mobile software that will leverage off the speed and performance of the Mach 5 product line. In order to support CC Power’s products, we have built a series of server locations throughout China and have created an online product portal. Management believes it has the opportunity to grow significant revenues from operations in China if we successfully execute our business and financial objectives.

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

CC Power has attracted over 1.7 million subscribers. CC Power has found that the best method of marketing to the price sensitive Chinese market is to offer a base product for free and a superior product for a small fee (equivalent to approximately $0.50 per month). For cell phone OEMs that preinstall the Mach 5 software in the phone, CC Power will provide a free trial version of Mach 5.

In addition to marketing products through China’s three cellular carriers, CC Power is also working with cell phone manufacturers to embed the Mach 5 product in phones at the factory. In 2011, CC Power has entered into agreements to provide high-speed USB Modems with ZTE (to supply China Unicom) and Shenzhen Mobile (to supply China Mobile).

Japan Strategy

We are in the process of expanding into Japan through the utilization of a strategic partner. CC Power has a strategic, contractual relationship with Unified Communications Inc., a Tokyo-based company with relationships throughout Japan, including with the largest cellular phone carriers, mobile device manufacturers and retailers.

South Korea Strategy

The South Korea market is very similar to the Japanese cellular market. In South Korea, we will follow the same sales and marketing strategy as used in Japan. We are actively looking for sales and marketing partner(s) in Korea.

Customers

The Company currently has a customer base of approximately 1.7 million end users within China using our service free of charge with approximately 30,000 fee-paying enterprise customers. With our key products fully tested and approved by large cellular carriers in China and Japan, we believe that we will be able to grow our customer base and revenues in 2013.

Technology

Utilizing our proprietary data compression technology, we provide products for mobile Internet users, which includes products for traditional cell phones, smartphones and PC access to the Internet through mobile phones.

CC Power’s line of Mach 5 products are being used by over 1 million Chinese mobile phone users. The Mach 5 Web enables users to take their full PC web browsing experience to their mobile devices. Mach 5 LBS enables location-based services for smartphones equipped with GPS technology.

Many of our Mach 5 products require a large powerful network to run our applications. We have strategically located powerful computer servers around the country to ensure consistent service and availability.

We have spent considerable time, effort and financial resources building a powerful computer server network throughout China.

Intellectual Property

CC Power has developed unique intellectual property for its service. The centerpiece of CC Power’s technology is compression algorithms that enable data to be passed from computers to phones. The compression software couples with high speed servers to accelerate data between a phone and the source of data. Management believes this technology is unique. CC Power has significant intellectual property that we believe provides a competitive advantage over competitors and new entrants to the market. We employ the following mechanisms to protect our intellectual property:

1.	Control of Source Code: CC Power protects its intellectual property by not allowing others to use its source code.

2.	Trade Secret Agreements: All employees are bound by trade secret agreements.

Copyrights

CC Power has copyrights to the following software applications in China, where it believes the majority of its customer base will be generated in the next few years.

1.	Software Copyright Applications: CC Power has registered 3 software applications for copyright in China.

	a.	Mach 5 Internet acceleration software V.6.0, Register number: 2007SR09253, by National copyright administration of People’s Public of China.

	b.	Mach 5 Enterprise acceleration software V.3.3, Register number: 2009SR058767, by National copyright administration of People’s Public of China.

	c.	Mach 5 Web Browser software V.1.1.44.13, Register number: 2010SR001089, by National copyright administration of People’s Public of China.

	d.	CC Power LBS (location based service) software V.1.0. Register number: 2013SR008345, by National copyright administration of People’s Republic of China.

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

“PRC Value-Added Telecommunication Service Operation License,” issued by the PRC Ministry of Industry and Information Technology on March 11, 2008 to Shenzhen CC Power Corporation, which will expire on January 7, 2018.

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

Products and Distribution

Products for Mobile Devices

The Mach 5 Xcelerator product provides us with a unique opportunity in China. Currently there are a limited number of Chinese applications available to the Chinese market, with few in the Chinese language. In 2012, we opened an applications store (“App Store”), where Chinese applications, games and content can be downloaded and utilized by Mach 5 subscribers. We will work directly with proven application and game providers to modify applications to the Chinese language. Content will be provided from the existing Chinese media. Our App Store resembles App Stores currently provided by Apple and Google but is targeted at the growing mobile phone user market in China.

Our current suite of products and services includes:

Mach 5 Accelerator for Mobile Phones or PC

The Mach 5 Accelerator accelerates internet access through proprietary text and image compression, content caching, and other network optimizations. It supports all wireless internet connections such as GPRS, CDMA, 2G, 3G and WiFi, etc. as well as 56K dial-up and any other low-speed or unstable internet connections. A number of acceleration servers have been installed across China, Hong Kong and Japan. Without the need of any new hardware installation, customers can use the services by downloading and installing Mach 5 with a valid user account.

  fast web and email acceleration technology
  patented acceleration, compression and network optimization employed by more than 2,200 service providers in over 50 countries approved by independent testing provider VeriTest USA
  acceleration up to 5 times certified by China Unicom
  simple installation and user friendly interface

Mach 5 Web Browser for Mobile

Mach 5 Web for Mobile enables users to take their full PC web browsing experience to their mobile devices. Featured websites and Rich Internet Applications (RIA), such as YouTube, Facebook, Google Apps, Google Maps, Yellow Pages Map and many others with Flash, AJAX, JavaScript, ActiveX, Web 2.0 and more, are easily accessed. YouTube videos and other compatible videos are Full-Screen supported.

With the latest remote processing technologies, Mach 5 Web requires just minimal bandwidth and hardware resources to quickly access full websites and heavy web-based applications.

Mach 5 Enterprise

Mach 5 for Enterprise offers a secure, customized total solution to corporations with mobility needs. Web-based Office Applications “OA,” such as ERP, CRM and MIS etc. can be supported natively by our Mach 5 Web Browser without the need of additional porting process to different mobile platforms. Enterprises are able to deploy BYOD, “Bring Your Own Device” with confidence that Mach 5 connects to companies’ intra-networks via secured internet session or more secured VPN.

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

Following are features available to subscribers of Mach 5 LBS service:

-	Locate all friends on street/satellite maps and communicate with them directly.
-	Find family, friends, objects, media or points of interest close to user location.
-	Geotag and share photos, videos and Points of Interest with friends.
-	Establish a “Net of Care” by adding trusted family and friends from all user social networks into a user network of care providers.
-	Track the location history of people, pets and possession being cared for.
-	Move and assign small tracking devices to different people and possessions as needed.
-	Communicate instantly with care providers and the person having the problems. Track the location history of people, pets and possession being cared for.
-	Care providers are alerted right-away in case of a problem via their mobile-phone, social network or SMS. (can show location on map for selected phones)
-	Remote configuration and control of tracking devices.
-	Send alert message to phone and display location on map.

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

A VPN works by using the shared public infrastructure while maintaining privacy through security procedures and tunneling protocols, such as the Layer Two Tunneling Protocol. In effect, the protocols, by encrypting data at the sending end and decrypting it at the receiving end, send the data through a “tunnel” that cannot be “entered” by data that is not properly encrypted. An additional level of security involves encrypting, not only the data, but also the originating and receiving network addresses.

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

We offer an enterprise solution for VPN owners that we believe provides the following benefits:

  flexibility for various businesses by being more cost efficient, easy to implement (plug and play), high level of security and is expandable;
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

Products in Development

We plan to enhance our technology for location-based services in 2013 and provide localization and marketing for third party products including:

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

Distribution

We provide mobile phone and Internet products through monthly subscriptions to large cell phone carriers and OEM partners. We deliver our products through a powerful and sophisticated network of servers that are located throughout China and Hong Kong

We market our products through 3 distribution channels:

Data Packages and Application Add-ons for Cellular Carriers

The 3 largest cellular carriers in Japan and China have agreed to market Mach 5 Xcelerator and Security to their customers on a revenue sharing basis (the revenue split is driven by how aggressively the carrier will market the Mach 5 product). Carriers can maintain the Xcel Mach 5 brand or private label the product as their own. We are currently in the process of negotiating test market arrangements with these 3 cellular carriers to determine the most effective way to promote and sell these products. In all of these scenarios, the cellular carrier will collect the fees from their subscribers and remit our portion monthly.

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

Websites and Prepayment Cards

We currently have test websites to offer our products in Japan, China and Hong Kong. These sites offer the Mach 5 range of products. These websites along with pre-paid Mach 5 Xcelerator cards (available in test locations of Chinese cellular carriers) have generated over 1.7 million users. As this was primarily a test of the product, the vast majority of the 1.7 million users are utilizing the Mach 5 Xcelertaor free of charge. The Company’s Chinese, Japanese and Hong Kong websites are in the process of being upgraded and re-formatted for a more contemporary look and image.

Industry

Personal mobile communications and computing have advanced dramatically with the continuous build out of advanced mobile infrastructure and the introduction of increasingly sophisticated portable smart devices. Wireless technology and mobile Internet have allowed for increased interaction and collaboration among users beyond what can be achieved through the traditional Internet. This increased level of connectivity has created increasing demand for advanced mobile Internet services particularly in China, which has the largest mobile user population in the world. According to the Shanghai Daily which cited the report from Ministry of Industry and Information Technology, China mobile phone users hit 1 billion at the end of February 2012. With this large user population, consumer trends in the mobile industry in China often lead those in the rest of the world. The popularity of mobile services in China and globally has led to the development of a broad ecosystem of industry participants, including content providers, application developers, platform providers and device manufacturers, as users increasingly seek to enhance their mobile experience beyond voice communication.

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

Adoption of 3G Networks

Advances in bandwidth provided by 3G mobile networks have created the necessary infrastructure for mass adoption of mobile Internet services. As mobile users increasingly adopting 3G networks worldwide the market opportunity for mobile services continues to expand. The number of 3G subscribers worldwide is projected to grow at a CAGR of 18% from 2009 to 2014 to reach over 2.0 billion users. In China, the number of Internet users has reached 564 million users, with 75% on a mobile device as of December 2012, according to CNNIC.

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

Smartphones And Mobile Applications

In order to fully leverage the increasing computing power of smartphones and other mobile devices, developers have created a large universe of mobile applications to fulfill growing user requirements. The emergence of mobile application stores, such as those run by Apple, Research in Motion, Nokia, Google and GetJar, also provide direct channels for developers to distribute mobile applications.

Flurry Mobile Data

Growth in mobile application products and services is directly related to the growth in the Smartphone market. Today, China is the largest smartphone market with a growth rate of over 400% in 2012 (Flurry Mobile).

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

Competition

There are three main competitors in China for high speed data services and products:

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

Onayo

Onayo is a direct competitor with a core product centered on compression software for mobile devices to increase speed and reduce bandwidth. It was founded in 2010 and has its head office in Ramat, Israel. It focuses on reducing the cost of data plans for retail customers by utilizing data compression technology. It currently uses a free revenue model.

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

  Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 3, 1980);

  Paris Convention for the Protection of Industrial Property (March 19, 1985);
  Patent Cooperation Treaty (January 1, 1994); and
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

Employees

Xcel currently employs 32 individuals amongst its various offices. All employees enter into confidentiality agreements.

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

For the fiscal year ended December 31, 2012, one customer accounted for approximately 86% of our gross sales. Our near term, and possibly long term prospects are significantly dependent upon this customer. As a result, currently we are substantially dependent upon the continued participation of this customer in order to maintain and continue to grow our total revenues. Significantly reducing our dependence on this customer may take longer than we currently anticipate and there can be no guarantee that we will succeed in reducing that dependence. There is no assurance that this customer will continue to contribute to our total sales revenue in subsequent years. Under present conditions, the loss of this customer could have a material effect on our performance, liquidity and prospects. To reduce this risk, we continue to build our sales pipeline and diversify our product line.

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

We are subject not only to regulations applicable to businesses generally but also to laws and regulations directly applicable to electronic commerce. The PRC government may adopt new laws and regulations applicable to electronic commerce. Currently, there are no specific internet regulations adopted by the PRC government pertaining to our industry. However, in the future the PRC government may decide to regulate electronic commerce as pertains to our industry. Any such legislation or regulation could dampen the growth of the internet and decrease its acceptance. If such a decline occurs, customers may decide in the future not to use the internet to purchase our products. Any new laws or regulations in the following areas could affect our business:

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

iv)

We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP. Our current Chief Financial Officer, Ms. Wang, has 18 years of experience in financial management in private and public companies in China. She graduated from Huazhong Technical and Science University in 1990 with a Bachelor of Science degree in accounting and finance management; however, she is not familiar with U.S. GAAP. Since 2010, we have retained Auditprep to assist us with preparing our financial statements in accordance with U.S. GAAP and SEC rules and regulations.

v)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

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

The audit report included in this annual report was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as a result, you are deprived of the benefits of such inspection.

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB”, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 2. PROPERTIES.

The principal executive offices for the Registrant are located at: 303 Twin Dolphins Drive, Suite 600, Redwood City, CA 94065. The monthly rent for this property and related expenses is US$350 per month. The Registrant’s main telephone number is: 650-632-4210 and its fax number is 650-551-9901. The Registrant’s website is located at: www.xcelmobility.com

CC Power’s offices are located at: Room 706, Cyber Times Tower B, Tairan Road, Futian District, Shenzhen, PRC. The lease for CC Power’s offices is for a one year term from September 1, 2012 to August 30, 2013, with a payment of RMB14,500 (approx. US$2,264) per month.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is currently listed for trading on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority (“FINRA”) under the Symbol: “XCLL.” The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as quoted on the Over-the-Counter Bulletin Board.

Fiscal Year Ending December 31, 2012	High	Low
First Quarter - March 31, 2012	$1.08	$0.58
Second Quarter - June 30, 2012	$0.65	$0.10
Third Quarter - September 30, 2012	$0.44	$0.12
Fourth Quarter - December 31, 2012	$0.17	$0.05

Fiscal Year Ending December 31, 2011	High	Low
First Quarter - March 31, 2011	$0.2	$0.143
Second Quarter - June 30, 2011	$-	$-
Third Quarter - September 30, 2011	$0.80	$0.75
Fourth Quarter - December 31, 2011	$1.00	$0.40

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Approximate Number of Holders of Common Stock

As of March 27, 2013, there were 6 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

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

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2012, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

On December 19, 2012, we issued a Convertible Promissory Note (the “December Note”) in the amount of $37,500 to Asher Enterprises, Inc., a Delaware corporation and an accredited investor (the “Holder”). The December Note is payable on September 21, 2013 and has an interest rate of 8% per annum (increases to 22% in the event of default). The December Note is convertible at the option of the Holder commencing on the date that is 180 days from the date of the December Note into shares of the Company’s common stock at a conversion price determined by multiplying 60% by the market price of the Company’s common stock pursuant to the terms of the December Note. The Holder is entitled to certain anti-dilution protection such that should the Company sell any common stock or any instrument convertible into common stock, at a price per share that is less than the conversion price, then the conversion price of the December Note shall automatically be lowered to that new price. The issuance of the December Note to the Holder was exempt from registration in reliance on the exemption afforded by Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the rules promulgated thereunder as the Holder is an “accredited investor” as such term is defined in Rule 501(a) under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

The following tables summarize selected consolidated financial data regarding the business of the Company and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of the Company and the related notes included with those financial statements. The summary consolidated financial information has been derived from the audited consolidated financial statements for the Company and its subsidiaries for the years ended December 31, 2012 and 2011. All monetary amounts are expressed in U.S. dollars unless otherwise indicated.

Financial Performance of the Company

The following represents the past financial performance for the Company as of and for the years ended December 31, 2012 and 2011.

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Income Statement Data:
Revenue	$277,406	$47,279
Cost of revenue	17,953	55,122
Gross profit (loss)	259,453	(7,843)
Operating expenses	1,028,044	502,429
Loss from operations	(768,591)	(510,272)
Interest income and expense	(52,310)	321
Other income and expense	162,724	-
Loss before tax	(694,177)	(506,232)
Income tax expense	-	-
Net income (loss)	$(694,177)	$(474,825)

	As of December 31,
	2012	2011

Balance Sheet Data:
Cash and cash equivalents	$98,739	$615,208
Working capital	(191,282)	252,808
Total assets	226,645	695,621
Total liabilities	1,469,097	1,305,591
Total shareholders’ equity	$(1,242,452)	$(609,970)

	Year ended	Year ended
	December 31,	December 31,
	2012	2011
Cash Flow Data:
Net cash (used in) provided by operating activities	$(689,782)	$(161,369)
Net cash provided by (used in) investing activities	(44,328)	233,040
Net cash provided by (used in) financing activities	213,000	531,347
Net (decrease) increase in cash and cash equivalents	$(516,469)	$606,374

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2012 and 2011. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

OVERVIEW

As noted above, we were incorporated in the state of Nevada on December 27, 2007 under the name “Advanced Messaging Solutions, Inc.” On March 29, 2011, we amended our Articles of Incorporation to change our name from “Advanced Messaging Solutions, Inc.” to “XcelMobility Inc.” and we effected a 35-for-1 forward stock split of all of our issued and outstanding shares of common stock.

On July 5, 2011, we entered into the Exchange Agreement with CC Power, CC Mobility and the shareholders of CC Mobility. As a result of the Exchange Transaction, CC Mobility became our wholly-owned subsidiary and we control the business and operations of CC Power.

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

Certain of our accounting policies require higher degrees of professional judgment than others in their application. These include allowance for doubtful accounts, depreciation and impairment of fixed assets, and income tax. Management evaluates all of its estimates and judgments on an ongoing basis. Select significant accounting policies concerning revenue recognition and cost of revenue are listed as below:

Revenue recognition

Our source of revenues is from internet accelerator software, which includes new software license revenues and software plus hardware and maintenance arrangements. During the year ended December 31, 2012, we also have revenues derived from GPS system development and website development projects along with maintenance arrangements.

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

Revenue Recognition for Multiple-Element Arrangements – Software Products and Software Related Services(Software Arrangements)

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

Revenue Recognition for Multiple-Element Arrangements – Arrangements with Software and Hardware Elements

We also enter into multiple-element arrangements that may include a combination of our software installed in the hardware products we purchased from third parties and service offerings including purchased hardware , new software licenses, installation of the software in the hardware and one to three years product support. We adopted Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) : Multiple-Deliverable Revenue Arrangements . This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements , by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence and third-party evidence for determining the selling price of a deliverable for non-software arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimated selling price. In addition, the residual method of allocating arrangement consideration is no longer permitted. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the hardware elements. We recognize the hardware element considerations upon delivery of the hardware. The consideration allocated to the software group which includes the software element and the product support is recognized in according to the software arrangements policy as described above.

Cost of Revenue

Cost of revenue primarily consists of business tax and surcharges on revenue.

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the years ended December 31, 2012 and 2011. Other research and development expenses were included in general and administrative expense.

Recently Issued Accounting Pronouncements

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-05, Statement of Cash Flows (Topic 230). This ASU addresses how cash receipts arising from the sale of certain donated financial assets, such as securities, should be classified in the statement of cash flows of not-for-profit entities (NFPs). Some NFPs classify those cash receipts as investing cash inflows, while other entities classify them as either operating cash inflows or financing cash inflows, consistent with their treatment of inflows arising from cash contributions. The objective of this Update is for an NFP to classify cash receipts from the sale of donated financial assets consistently with cash donations received in the statement of cash flows if those cash receipts were from the sale of donated financial assets that upon receipt were directed without the NFP imposing any limitations for sale and were converted nearly immediately into cash. The amendments in the ASU are effective prospectively for fiscal years, and interim fiscal periods within those years, beginning after June 15, 2013. Retrospective application to all periods presented upon the date of adoption is permitted. Early adoption from the beginning of the fiscal year of adoption is permitted.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-07, Entertainment--Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs. This ASU eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendments also eliminate the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. or SEC filers, the amendments are effective for impairment assessments performed on or after December 15, 2012. For all other entities, the amendments are effective for impairment assessments performed on or after December 15, 2013. The amendments resulting from this ASU should be applied prospectively. Earlier application is permitted, including for impairment assessments performed as of a date before October 24, 2012, if, for SEC filers, the entity’s financial statements for the most recent annual or interim period have not yet been issued or, for all other entities, have not yet been made available for issuance.

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

  Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

  Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

Revenue

     Our revenue for the year ended December 31, 2012 totaled US$277,406, an increase of 486% from US$47,279 for the year ended December 31, 2011. This increase in revenue was primarily due to an increase in revenue from paying subscribers for our internet accelerator software and the fact that our revenue service contracts are ending and being renewed.

Cost of revenue

     Cost of revenue for the year ended December 31, 2012 was US$17,953 and consists primarily of costs associated with our internet accelerator software. Cost of revenue decreased US$37,169, or 67%, from US$55,122 for the year ended December 31, 2011. This decrease in cost of revenue was primarily due to lower cost associated with our internet accelerator software.

Gross profit

     Gross profit for the year ended December 31, 2012 was US$259,453, an increase of US$251,610 or 320% from US$7,843 for the year ended December 31, 2011. This increase in gross profit was primarily due to increased revenue.

Operating Expenses

     Our operating expenses for the year ended December 31, 2012 increased by $525,615, or 114%, to $986,908 from $461,293 for the year ended December 31, 2011. This increase in operating expenses was primarily due to expenses incurred to generate revenue such as research and development costs, which increased by $199,067, or 418%, to $246,667 for the year ended December 31, 2012 from $47,600 for the year ended December 31, 2011.

Other Income

     Net other income of US$74,414 represents income recognized from the grant from the Shenzhen Ministry of Economic Trade and Information Technology Commission of the Shenzhen Municipality.

Net loss

     A net loss of US$694,177 resulted for the year ended December 31, 2012 compared to net loss of US$506,232 for the year ended December 31, 2011, an increase of US$187,945. Our net loss increased primarily due to significant increases in operating expenses and research and development expenses.

Comprehensive loss

     Our comprehensive loss increased by US$223,210 from US$476,451 for the year ended December 31, 2011 to US$694,177 for the year ended December 31, 2012. The increase was primarily due to a substantial increase in expenses.

Liquidity and Capital Resources

     Overview

     As of December 31, 2012, we had cash and equivalents on hand of US$98,739, and negative working capital of US$109,909. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through June 2013 when the deferred revenue is recognized as income.

     Convertible Loan – On July 27, 2012, we issued a Convertible Promissory Note (the “July Note”) in the amount of $63,000 to Asher Enterprises, Inc., a Delaware corporation and an accredited investor (“Asher”). The July Note is payable on April 13, 2013 and has an interest rate of 8% per annum (increases to 22% in the event of default). On December 19, 2012, we issued an additional Convertible Promissory Note (the “December Note”) in the amount of $37,500 to Asher. The December Note is payable on September 21, 2013 and has an interest rate of 8% per annum (increases to 22% in the event of default).

     Subsequent to our fiscal year ended December 31, 2012, on March 9, 2013, we consummated a sale of shares of our common stock in a private placement to a foreign accredited investor. The private placement was conducted in connection with a Securities Purchase Agreement dated as of March 9, 2013 (the “Agreement”) under which we issued and sold 6,000,000 shares of common stock of the Company at a purchase price of $0.05 per share, for aggregate consideration of $300,000. We intend to use the proceeds of the offering for general corporate purposes, including working capital needs. Additionally, we granted the investor piggyback registration rights.

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

     The Company has incurred significant continuing losses during the year ended December 31, 2012 and has an accumulated deficit at December 31, 2012 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

     Net cash provided by (used in) operating activities

     Net cash used in operating activities for the year ended December 31, 2012 was US$516,469 compared to net cash provided by operating activities of US$606,374 for the year ended December 31, 2011. This increase in cash used in operating activities was primarily due to an increase in other payables and accrued expenses from the expansion of the Company’s business.

     Net cash provided by (used in) investing activities

     Net cash used in investing activities for the year ended December 31, 2012 was US$44,328, compared to net cash provided by investing activities for the year ended December 31, 2011 of US$233,040. The majority of these 2011 funds were used to add to the server configuration in China and Hong Kong.

     Net cash provided by financing activities

     Net cash provided by financing activities for the year ended December 31, 2012 was US$213,000. Cash provided by financing activities for the year ended December 31, 2011 was US$531,347.  The decrease in cash provided by financing activities was a result of the reduction of the issuance of our convertible promissory notes.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Rates

Our financial instruments consist mainly of cash, borrowings and accounts receivable. The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in exchange rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in foreign exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to the expected future rates.

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

Considering the RMB balance of our cash as of December 31, 2012, which amounted to US$98,739, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$987.39 of the balance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended December 31, 2012 begin on page F-1 and have been examined by our independent accountants, Albert Wong & Co.

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

As previously disclosed on a Current Report on Form 8-K filed with the SEC on January 9, 2013, EFP Rotenberg, LLP was dismissed as our independent accountant on January 3, 2013. On January 3, 2013, we engaged Albert Wong & Co. as our new independent registered public accounting firm. In connection with the foregoing change in accountants, there were no disagreements (as that term is used in Item 304(a)(1)(iv) of Regulation S-K) or reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2012 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

iv)

We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP. Our current Chief Financial Officer, Ms. Wang, has 18 years of experience in financial management in private and public companies in China. She graduated from Huazhong Technical and Science University in 1990 with a Bachelor of Science degree in accounting and finance management; however, she is not familiar with U.S. GAAP. Since 2010, we have retained Auditprep to assist us with preparing our financial statements in accordance with U.S. GAAP and SEC rules and regulations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Name	Age	Position	Since

Ronald Edward Strauss	54	Executive Chairman of the Board of Directors	2011
Renyan Ge	50	Director, Chief Executive Officer	2011
Xili Wang	44	Chief Financial Officer, Secretary	2011
Gregory D. Tse	53	Director	2011

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

Ronald Edward Strauss, Executive Chairman of the Board of Directors, Director

Mr. Strauss is a serial entrepreneur with 20 years of experience in founding and leading computer hardware and software related technology start-ups. Mr. Strauss has been an active advisor and director for CC Power since 2008. In 1987, Mr. Strauss founded his first company Focus Automation Systems Inc.. Focus spun out Mitra Imaging Inc., acquired by Agfa Gervaert, and Focus Systems, acquired by V Technology Corporation. In 2001, Mr. Strauss founded Avvida Systems a leading supplier of embedded computing technology to military, telecom, and transportation industries. Avvida was ultimately acquired by a division of GE Fanuc USA. Following the acquisition, Mr. Strauss worked for 3 years ending his career at GE Fanuc as VP/GM Canada and Asia Integration Leader. Mr. Strauss is a Computer Systems Technologist and has completed software development, human resource, and financial accounting management training at University of Waterloo, GE Jack Welsh Management Training Center and Harvard University. Most recently, Mr. Strauss completed Chinese Mandarin language and culture training at Sinoland College in Beijing China. Today he speaks and understands Intermediate level Mandarin Chinese. He has sat on the board of directors for all three of the high tech companies he founded, the board of directors of the Automated Imaging Association in the USA, a Canadian division of GE Fanuc, and was a past member of the Board of Governors of Conestoga College of Applied Arts and Technology. The Company believes that Mr. Strauss’ prior business experience and familiarity with our industry represent an invaluable resource to achieving the business goals of the Company.

Renyan Ge, Chief Executive Officer, Director

Mr. Ge has over 25 years of experience in engineering, R&D, customer support and management. He is also a founding member of CC Power since its inception in 2003. Since 2007, Mr. Ge has served as a director and chief executive officer of CC Power, positions he still holds. Prior to founding CC Power, Mr. Ge worked as the business development director for General Electric (Fanuc) embedded systems in the Asia-Pacific region. In addition, he also worked in Canada and Japan for a leading supplier to the semiconductor and FPD markets. Mr. Ge holds a masters degree in system design from the University of Waterloo, and a BSc in photogrammetry and remote sensing from Wuhan University in the People’s Republic of China. Mr. Ge has recently completed financial accounting management training at Harvard University. Mr. Ge speaks Chinese, Japanese, and English. The Company believes that Mr. Ge’s knowledge and experience will help the Company achieve its goals of expanding its business in China and throughout the Asia-Pacific region.

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

Gregory D. Tse, Director

Mr. Tse has over 25 years of international finance, marketing, media, PR and advertising experience with an extensive brand management track record in North America, Hong Kong and China. In China, Mr. Tse has helped many international brands to enter into the marketplace before moving on to become one of China’s first communications/media M&A specialists. Mr. Tse is currently a member of the Board of Directors of First China Pharmaceutical Group, Inc. (OTCBB: FCPG), a position he has held since 2010. He has also served as Head of China Advisory for Calneva Financial Group from July 2004 to the present date, providing investment banking services for merger and acquisitions in the information technology, media, energy, infrastructure and natural resources areas. Previously, Mr. Tse’s media and marketing communications career included heading up several multinational advertising and PR agencies, including from May 1997 to June 2004, when Mr. Tse served as Managing Director at Publicis China, a communications group, where he managed the China national offices. Mr. Tse has also served as a member of the Board of Directors of i-Level Media Group Incorporated (PK: ILVL) from July 2008 to January 2009. Mr. Tse has also traveled extensively in China as the Chief Communications Officer for CORA (China’s Old Revolution Area), a NGO with a mandate to develop China’s rural areas, and started many humanitarian projects to fund education there.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

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

Director Nominations

As of December 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended December 31, 2012 and 2011 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Ronald Edward Strauss, Executive Chairman of the Board	2012 2011	- -	- -	- -	- -	- -	- -	- -
Renyan Ge, Director, Chief Executive Officer	2012 2011	$60,000 $18,600	- -	- -	- -	- -	- -	$60,000 $18,600
Xili Wang, Chief Financial Officer & Secretary	2012 2011	$36,000 $12,600	- -	- -	- -	- -	- -	$36,000 $12,600
Jaime Brodeth, former Director, President and Treasurer(1)	2012 2011	- -	- -	- -	- -	- -	- -	- -
Moses Carlo Supera Paez, former Director & Secretary(1)	2012 2011	- -	- -	- -	- -	- -	- -	- -

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

Compensation of Directors

Other than as noted below, we have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gregory D. Tse(1)	$30,000	$82,800	$-	$-	$-	$-	$112,800
Jack Zwick(2)	$20,000	$12,000	-	-	-	-	$32,000

(1) Pursuant to a Board Advisory Agreement, in consideration for serving on the Company’s Board of Directors, Mr. Tse will receive: (a) three hundred and sixty thousand (360,000) shares of Company common stock, vesting as to one hundred and thirty five thousand (135,000) shares immediately, 45,000 shares on September 1, 2012, 45,000 shares on January 1, 2013, 45,000 shares on May 1, 2013, 45,000 shares on September 1, 2013, and the remaining 45,000 shares on January 1, 2014, subject to Mr. Tse’s continuous service; and (b) a consulting fee of two thousand five hundred dollars ($2,500) per month commencing September 1, 2011. The payment to Mr. Tse of his monthly fee is contingent upon the Company closing an equity or debt financing of at least $2,000,000. The fair value of Mr. Tse’s stock on the grant date is $82,800. During the year ended December 31, 2012, 180,000 shares were vested and stock based compensation expense of $59,900 was recorded. Mr. Tse’s shares have not been issued as of March 27, 2013.

(2) Mr. Zwick was appointed to the Board of Directors on April 18, 2012. On April 20, 2012, the Board of Directors of the Company granted to Mr. Zwick 360,000 shares of the Company’s common stock. The restricted stock shall vest with respect to 1/8th of the total number of restricted stock per quarter from vesting commencement date of April 1, 2012, subject to his continuous service. The fair value of the restricted stock on the grant date was $201,600. Mr. Zwick resigned from the Board of Directors effective November 28, 2012. Subsequent to our fiscal year ended December 31, 2012, on March 13, 2013, we entered into a Mutual Release and Settlement Agreement with Mr. Zwick (the “Settlement Agreement”). Pursuant to the Settlement Agreement, we agreed to issue to Mr. Zwick 150,000 shares of common stock, which includes 105,000 shares that had vested as of his resignation date and 45,000 shares in lieu of certain cash compensation owed to Mr. Zwick.

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None.

Pension Table

We contribute to a state pension plan organized by municipal and provincial governments in respect of our employees in the PRC. The compensation expense related to this plan was $6,600and $4,900 for the years ended December 31, 2012 and 2011, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership –

The following table sets forth certain information as of March 27, 2013, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of March 27, 2013, there were 60,940,781 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of		Percentage Beneficially
Beneficial Owner(1)	Shares Beneficially Owned	Owned

Directors and Executive Officers
Ronald Edward Strauss(2) 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	13,332,000	21.87%
Renyan Ge(3) 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	16,968,000	27.84%
Xili Wang 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	-	-
Gregory D. Tse(4) 1155 Yu Yuan Road Building 4, Suite 103 Shanghai, China 200050	-	-

All Officers and Directors as a Group	30,300,000	49.72%

5% Shareholders
Sheen Ventures Limited(2) 8th Floor, Henley Building, 5 Queen’s Road, Central, Hong Kong	13,332,000	21.87%
CC Wireless Limited(3)
Room 15A, 17/F, Mai On Industrial Building, 17-21 Kung Yip Street,	16,968,000	27.84%

Kwai Chung, Hong Kong

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

(4)

Pursuant to a Board Advisory Agreement, in consideration for serving on our Board of Directors, Mr. Tse received: three hundred and sixty thousand (360,000) shares of Company common stock, vesting as to one hundred and thirty five thousand (135,000) shares immediately, 45,000 shares on September 1, 2012, 45,000 shares on January 1, 2013, 45,000 shares on May 1, 2013, 45,000 shares on September 1, 2013, and the remaining 45,000 shares on January 1, 2014, subject to Mr. Tse’s continuous service. Mr. Tse’s shares have not been issued as of March 27, 2013.

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

In addition, our subsidiary, CC Power Investment has entered into variable interest entity control agreements over CC Power. Ms. Xili Wang, our Chief Financial Officer and Secretary, is the sole shareholder and Chief Financial Officer of CC Power, Mr. Strauss is a director of CC Power and Mr. Ge is the Chief Executive Officer and a director of CC Power.

Further, as detailed above under “Employment Agreements,” Mr. Strauss, Mr. Ge and Ms. Wang, our Executive Chairman, Chief Executive Officer and Chief Financial Officer, respectively, have each entered into Management Service Agreements with the Company, pursuant to which they will be compensated for their services provided to the Company as executives.

Effective October 1, 2011 for a period of one year, the Company’s subsidiary, CC Mobility engaged the Company’s shareholder, CC Wireless Limited, to provide technical consultation for product R&D and business development. The monthly fee is determined periodically. During the year ended December 31, 2012, $42,800 of consulting fees were paid to CC Wireless Limited. Mr. Strauss, our Executive Chairman of the Board and a director, and Mr. Ge, a director and our Chief Executive Officer, are beneficial shareholders of CC Mobility through their ownership of Sheen Ventures Limited, a company organized under the laws of Hong Kong, and CC Wireless Limited, a company organized under the laws of Hong Kong, respectively.

Pursuant to a Board Advisory Agreement, in consideration for serving on the Company’s Board of Directors, Mr. Tse will receive: (a) three hundred and sixty thousand (360,000) shares of Company common stock, vesting as to one hundred and thirty five thousand (135,000) shares immediately, 45,000 shares on September 1, 2012, 45,000 shares on January 1, 2013, 45,000 shares on May 1, 2013, 45,000 shares on September 1, 2013, and the remaining 45,000 shares on January 1, 2014, subject to Mr. Tse’s continuous service; and (b) a consulting fee of two thousand five hundred dollars ($2,500) per month commencing September 1, 2011. The payment to Mr. Tse of his monthly fee is contingent upon the Company closing an equity or debt financing of at least $2,000,000.

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

Director Independence

During the year ended December 31, 2012, we had two independent directors on our board - Mr. Gregory D. Tse and Mr. Jack Zwick. Mr. Zwick resigned effective November 28, 2012. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Albert Wong & Co. for the fiscal periods shown.

	December 31,	December 31,
	2012	2011
Audit Fees	$20,000	$—
Audit Related Fees		—
Tax Fees	3,000	—
All Other Fees		—
Total	$23,000	$—

The following table shows the fees paid or accrued by us for the audit and other services provided by EFP Rotenberg LLP for the fiscal periods shown.

	December 31,	December 31,
	2011	2010
Audit Fees	$81,000	$0
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$81,000	$0

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2012 and 2011. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

10.11	Indemnification Agreement by and between the Registrant and Renyan Ge, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.12	Indemnification Agreement by and between the Registrant and Ronald Edward Strauss, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.13	Indemnification Agreement by and between the Registrant and Xili Wang, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.14	Indemnification Agreement by and between the Registrant and Gregory D. Tse, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.15	Office Lease Agreement by and between Shenzhen CC Power Corporation and Chen Zhifang & Chao Jialu (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.16	Convertible Promissory Note issued to Asher Enterprises, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2012).

10.17	Exclusive Indonesian Supply Contract With ZTE Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2012).

10.18	Board Advisory Agreement with Greg Tse dated August 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2012).

10.19	Form of Securities Purchase Agreement (incorporated by reference to our Current Report on Form 8-K filed on March 14, 2013).

10.20	Mutual Release and Settlement Agreement with Jack Zwick (incorporated by reference to our Current Report on Form 8-K filed on March 14, 2013).

10.21*	MOU with Unified Communications, Inc.

14.1	Code of Ethics (incorporate by reference to our Current Report on Form 8-K filed on September 28, 2011).

16.1	Letter of Li and Company, PC (incorporated by reference to our Current Report on Form 8-K filed on August 10, 2011).

16.2	Letter of EFP Rotenberg, LLP (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2013).

Exhibit No.	Description

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

XCELMOBILITY INC.
(Registrant)

Date: April 1, 2013	By:	/s/ Renyan Ge
Renyan Ge
Chief Executive Officer (Principal
Executive Officer)

Date: April 1, 2013	By:	/s/ Xili Wang
Xili Wang
Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Renyan Ge	Chief Executive
Renyan Ge	Officer and Director	April 1, 2013
(Principal Executive Officer)

/s/ Xili Wang	Chief Financial Officer	April 1, 2013
Xili Wang	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Ronald Edward Strauss	Director	April 1, 2013
Ronald Edward Strauss

/s/ Gregory D. Tse	Director	April 1, 2013
Gregory D. Tse

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:	The board of directors and stockholders of
XcelMobility, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of XcelMobility, Inc., ("the Group") as of December 31, 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2012. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group as of December 31, 2012 and the results of its operations and its cash flows for the years ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficits as at December 31, 2012 and net losses for the year ended December 31, 2012. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co.

Hong Kong, China	Albert Wong & Co.
March 30, 2013	Certified Public Accountants

Certified Public Accountants 280 Kenneth Drive, Suite 100 Rochester, NY 14623 585.427.8900 EFPRotenberg.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of XcelMobility Inc.

We have audited the accompanying consolidated balance sheets of XcelMobility Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2011. XcelMobility Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XcelMobility Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

EFP Rotenberg, LLP
Rochester, New York
March 30, 2013

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$98,739	$615,208

Trade accounts receivable	19,309	-
Other receivables, net of 3,500 and 3,500 allowance for doubtful accounts	5,615	5,407
Inventory	348	-
Prepaid expenses	8,887	8,807
Advances to suppliers	3,372	-

Total Current Assets	136,270	629,422

Property and Equipment, net of accumulated depreciation of $65,500 and $44,400, respectively	90,375	66,199

TOTAL ASSETS	$226,645	$695,621

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$76,594	$41,382
Other payables and accrued expenses	109,147	44,724
Deferred revenue	78,811	290,508
Convertible notes	63,000	-

Total Current Liabilities	327,552	376,614

Convertible notes	1,050,000	900,000
Accrued interest	71,415	18,254
Deferred revenue	20,130	10,723

Total Liabilities	1,469,097	1,305,591

Commitments and Contingencies (Note 11)

Shareholders’ Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding December 31, 2012 and 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 60,000,000 issued and outstanding December 31, 2012 and 2011	60,000	60,000
Additional paid in capital	131,562	72, 248
Accumulated deficit	(1,467,058)	(772,881)
Accumulated other comprehensive income	33,044	30,663
Total Shareholders’ Deficit	(1,242,452)	(609,970)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$226,645	$695,621

The accompanying notes are an integral part of the consolidated financial statements.

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2012	2011

Revenue	$277,406	$47,279
Cost of Revenue	17,953	55,122
Gross Profit	259,453	(7,843)

Operating Expenses:
Selling expense	41,136	23,389
General and administrative expense	986,908	479,040
Total Operating Expenses	1,028,044	502,429
Loss from Operations	(768,591)	(510,272)

Other Income (Expense):
Interest income	853	321
Interest expense	(53,163)	(15,489)
Loss on disposal of property, plant and equipment	-	(4,359)
Other income	126,724	23,567
Total Other Income	74,414	4,040
Loss Before Taxes	(694,177)	(506,232)
Income tax expense	-	-

Loss from continuing operation	$(694,177)	$(506,232)

Discontinued Operation:
Income from discontinued operation	-	27,252
Gain on disposal of interest in subsidiary	-	4,155
Net income from discontinued operation	-	31,407

Net Loss	(694,177)	(474,825)
Less: income attributable to non-controlling interest	-	1,626

Net loss attributable to XcelMobility	$(694,177)	$(476,451)

Net Loss	(694,177)	(474,825)
Foreign currency translation adjustment	2,381	9,289
Comprehensive loss	(691,796)	(465,536)
Less: Comprehensive Income attributable to
Non-controlling interest	-	(3,050)
Comprehensive loss attributable to XcelMobility	(691,796)	(468,586)

Basic and diluted loss per share attributable to
XcelMobility shareholders:
Continuing Operation	$(0.01)	$(0.01)
Discontinued Operation	-	-
Basic and diluted loss per share attributable to
XcelMobility shareholders:	(0.01)	-
Basic and diluted weighted average number of shares outstanding	60,000,000	70,765,479

The accompanying notes are an integral part of the consolidated financial statements.

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock				Accumulated
			Additional		Other	Non-
	Number of		Paid in	Accumulated	Comprehensive	controlling	Total
	shares	Amount	Capital	Deficit	Income	Interest	Deficit

Balance, December 31, 2010	77,700,000	77,700	268,164	(296,430)	22,798	42,268	114,500
Cancellation of common stock	(17,700,000)	(17,700)	17,700	-	-	-	-

Recapitalization	-	-	(213,616)	-	-	-	(213,616)
Net (loss) income for the year	-	-	-	(476,451)	-	1,626	(474,825)
Foreign currency translation difference	-	-	-	-	7,865	1,424	9,289

Withdrawal from NCI	-	-	-	-	-	(45,318)	(45,318)
Balance, December 31, 2011	60,000,000	60,000	72,248	(772,881)	30,663	-	(609,970)
Stock based compensation to director	-	-	59,314	-	-	-	59,314
Net loss for the year	-	-	-	(694,177)	-	-	(694,177)
Foreign currency translation difference	-	-	-	-	2,381	-	2,381
Balance, December 31, 2012	60,000,000	$60,000	$131,562	$(1,467,058)	$33,044	-	$(1,242,452)

The accompanying notes are an integral part of the consolidated financial statements.

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(694,177)	$(474,825)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	20,381	14,017
Amortization	379	-
Stock compensation expenses	59,314	-
Gain on disposal of subsidiaries	-	(4,155)
Loss on disposal of property and equipment	-	4,359
Investment income from equity investment in affiliate	-	(27,193)

Changes in assets and liabilities:
Trade accounts receivable	(19,302)	1,452
Other receivables and prepayment	(159)	(5,715)
Advances to suppliers	(3,371)	-
Inventory	(348)	-
Accounts payable	35,211	35,078
Accrued interest	53,162	15,489
Other taxes payable	1,787	-
Other payables and accrued expenses	62,301	29,138
Deferred revenue	(204,959)	250,986

Net Cash Used In Operating Activities	(689,782)	(161,369)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(44,328)	(53,634)
Cash acquired in CC Mobility and XcelMobility	-	193,852
Proceeds from disposal of ownership interest in affiliate	-	92,822
Net Cash ( Used In) Provided By Investing Activities	(44,328)	233,040

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	213,000	500,000
Receipt of amount due from shareholder	-	31,347
Net Cash Provided By Financing Activities	213,000	531,347

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,641	3,356

Net Change in Cash and Cash Equivalents	(516,469)	606,374

Cash and Cash Equivalents at Beginning of Year	615,208	8,834
Cash and Cash Equivalents at End of Year	$98,739	$615,208

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Convertible notes payable assumed from reverse merger	$-	$400,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1. Organization and Nature of Business

XcelMobility Inc.
XcelMobility Inc. (“Xcel” or the “Company”) was incorporated under the laws of the State of Nevada on December 27, 2007. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. The Company was no longer a development stage company after the Company started to generate revenues from various application of mobile device.

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

CC Power Investment Consulting Co. Ltd.
Shenzhen CC Power Investment Consulting Co. Ltd. (“CC Investment”), a wholly-owned subsidiary of CC Mobility, was incorporated on July 27, 2011 under the laws of the People’s Republic of China (“PRC”) as a wholly foreign owned limited liability company. The required registered capital is $2,000,000 and as of December 31, 2012, $400,000 of the registered capital has been contributed.

Shenzhen CC Power Corporation
Shenzhen CC Power Corporation (“CC Power”, the Company) is a Chinese enterprise organized in the PRC on March 13, 2003 in accordance with the Laws of the People’s Republic of China. The required registered capital of the Company was approximately $1,547,000 (RMB 10,000,000) and as of December 31, 2011, the Company has paid up approximately $346,000 (RMB2, 526,000). In March 2011, Mr. Ryan Ge sold his 5% ownership in CC Power to the other shareholder, Xili Wang (“CC Power Shareholder”). Ms. Wang holds 100% ownership interest in CC Power as of December 31, 2012 and 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

As a result of the Exchange Transaction, the organizational structure of the Company is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Reclassification

Cost of revenue –Cost of revenue totaled $55,122 for the year ended December 31, 2011 has been reclassified from cost of revenue to selling expense and general and administrative expense to conform to current presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	December 31,	December 31,
	2012	2011

Total current assets	$113,894	$326,583
Total assets	190,199	390,026
Total current liabilities	320,873	460,171
Total liabilities	341,003	470,894

Revenue recognition

Our source of revenues is from internet accelerator software, which includes new software license revenues and software plus hardware and maintenance arrangements. During the year ended December 31, 2012, we also have revenues derived from GPS system development and website development projects along with maintenance arrangements.

We evaluate revenue recognition based on the criteria set forth in FASB ASC 985-605, Software: Revenue Recognition and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Revenue Recognition for Multiple-Element Arrangements – Software Products and Software Related Services(Software Arrangements)

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

Revenue Recognition for Multiple-Element Arrangements – Arrangements with Software and Hardware Elements

We also enter into multiple-element arrangements that may include a combination of our software installed in the hardware products we purchased from third parties and service offerings including purchased hardware , new software licenses, installation of the software in the hardware and one to three years product support. We adopted Accounting Standards Update (“ASU”) 2009-13,

Revenue Recognition (Topic 605) : Multiple-Deliverable Revenue Arrangements . This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements , by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence and third-party evidence for determining the selling price of a deliverable for non-software arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimated selling price. In addition, the residual method of allocating arrangement consideration is no longer permitted. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the hardware elements. We recognize the hardware element considerations upon delivery of the hardware. The consideration allocated to the software group which includes the software element and the product support is recognized in according to the software arrangements policy as described above.

Cost of Revenue

Cost of revenue primarily consists of business tax and surcharges on revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2. Summary of Significant Accounting Policies - Continued

Credit risk

The Company may be exposed to credit risk from its cash and fixed deposits at bank. No allowance has been made for estimated irrecoverable amounts determined by reference to past default experience and the current economic environment.

Accounts receivable

Accounts receivable consists of amounts due from customers. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2012 and 2011, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the years ended December 31, 2012 and 2011. Other research and development expenses amounted to $246,667 and $47,600 for years ended December 31, 2012 and 2011, respectively, and were included in general and administrative expense.

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2012
Balance sheet	RMB 6.3011 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.3034 to US $1.00

December 31, 2011
Balance sheet	RMB 6.3585 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.4640 to US $1.00

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

Recently Issued Accounting Pronouncements

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-05, Statement of Cash Flows (Topic 230). This ASU addresses how cash receipts arising from the sale of certain donated financial assets, such as securities, should be classified in the statement of cash flows of not-for-profit entities (NFPs). Some NFPs classify those cash receipts as investing cash inflows, while other entities classify them as either operating cash inflows or financing cash inflows, consistent with their treatment of inflows arising from cash contributions. The objective of this Update is for an NFP to classify cash receipts from the sale of donated financial assets consistently with cash donations received in the statement of cash flows if those cash receipts were from the sale of donated financial assets that upon receipt were directed without the NFP imposing any limitations for sale and were converted nearly immediately into cash. The amendments in the ASU are effective prospectively for fiscal years, and interim fiscal periods within those years, beginning after June 15, 2013. Retrospective application to all periods presented upon the date of adoption is permitted. Early adoption from the beginning of the fiscal year of adoption is permitted.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). For public and nonpublic entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-07, Entertainment--Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs. This ASU eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendments also eliminate the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. or SEC filers, the amendments are effective for impairment assessments performed on or after December 15, 2012. For all other entities, the amendments are effective for impairment assessments performed on or after December 15, 2013. The amendments resulting from this ASU should be applied prospectively. Earlier application is permitted, including for impairment assessments performed as of a date before October 24, 2012, if, for SEC filers, the entity’s financial statements for the most recent annual or interim period have not yet been issued or, for all other entities, have not yet been made available for issuance.

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

  Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.
  Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose"the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

3. Going Concern

The Company has incurred significant continuing losses during the year ended December 31, 2012 and 2011, and has an accumulated deficit at December 31, 2012 and 2011. The Company has relied on its registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2012 and 2011, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Property and Equipment, net

Property, plant and equipment, net consist of the following:

	December 31,	December 31,
	2012	2011

Equipment	$132,017	$86,886

Office equipment	13,617	13,494
Leasehold improvements	8,411	8,335
Software	1,895	1,878
	155,940	110,593
Less: Accumulated depreciation	(65,565)	(44,394)
Property and equipment, net	$90,375	$66,199

The depreciation expense was $21,171 and $14,017 for the years ended December 31, 2012 and 2011, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

5. Equity Investment in Affiliated Company and Deconsolidation of Subsidiary – Continued

The following are the summarized results of discontinued operations for Nanovision attributable to the Company for the years ended December 31, 2011.

For The Years Ended
December 31,
2011

Net revenues	$84,464
Total cost of sales and expenses	48,128
Income before tax	36,336
Income tax (income)/expense	9,084
Gain from discontinued operation	$27,252

As of December 31, 2011, the Company has no ownership interest in Nanovision and therefore the balance sheet of the discontinued operations is not included in the consolidated balance sheet of the Company.

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

Deferred revenue included on the balance sheets as of December 31, 2012 and 2011 is as follow:

	December 31,	December 31,
	2012	2011
Deferred revenue:
Current	$78,811	$290,508
Non-current	20,130	10,723
Total	$98,941	$301,231

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

6. Deferred Revenue- Continued

The table below sets forth the deferred revenue activities during the years ended December 31, 2012 and 2011:

	For the years ended December 31,
	2012	2011

Deferred revenue, balance at beginning of year	$301,231	$44,382
Add: Payments received from customers during the year	105,721	251,388
Add: Government grant received during the year	95,222	77,351
Less: government grant earned during the year	(135,602)	(24,612)
Less: Revenue earned during the year	(276,631)	(47,279)
Deferred revenue, balance at end of year	$98,941	$301,231

7. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of December 31, 2012 and2011 are as follow:

			Loan	Interest	December 31,	December 31,
Lender	Date of Note	Maturity Date	Amount	Rate (p.a.)	2012	2011

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	50,000	-
First Capital A.G.	April 25, 2012	April 25,2014	100,000	5%	100,000	-
Asher Enterprises, Inc.	July 27th, 2012	April 13th, 2013	63,000	8%	63,000	-
					$1,113,000	$900,000
				Less:
				Current portion	63,000	-
				Non-current
				portion	$1,050,000	$900,000

Interest expense for the years ended December 31, 2012 and 2011 was $53,163 and $15,489, respectively.

Except for the convertible promissory note issued to Asher Enterprises, Inc., all the convertible promissory notes (the “Notes”) are convertible upon the occurrence of the following events:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The Company’s subsidiaries, CC Power and CC Investment are incorporated in PRC and are subjected to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws (“EIT Law”). The subsidiaries locate in Shenzhen, a special economic region, where companies are allowed to gradually phase into the 25% statutory tax rate. For 2011 the statutory income tax rate is 24% and the rate will be 25% for 2012 and thereafter. The open tax years in PRC are 2009-2012.

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the years ended December 31, 2012 and 2011. The open tax year for CC Mobility in Hong Kong is 2012.

The Company has no income tax expense for the years ended December 31, 2012 and 2011 because it has incurred loss before tax from continuing operation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

8. Income Tax- Continued

The following table sets forth the components of deferred income taxes as of December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating losses - U.S.	$212,900	$83,100
Net operating losses - PRC and Hong Kong	80,200	59,100
Deferred revenue	24,700	75,300
Allowance for doubtful accounts	900	900

	318,700	218,400
Valuation allowance	(318,700)	(218,400)
Deferred tax assets, net	$-	$-

As of December 31, 2012, the Company has net operating losses carry forward of $626,300 in the U.S. and $371,400 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2013, respectively. We provided for a full valuation allowance against the deferred tax assets of $318,700 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the years ended December 31, 2012 and 2011 was an increase of $100,300 and an increase of $149,600, respectively.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2012 and 2011.

9. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $6,600 and $4,900 for the years ended December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

	For The Years Ended
	December 31,

	2012	2011

Net (loss)/ available for common shareholders - basic
	$(694,800)	$(476,400)
Interest expense on convertible notes	53,200	18,300
Net (loss) available for common shareholders - diluted
	$(641,600)	$(458,100)

Weighted average outstanding shares of common stock – basic and diluted

	60,000,000	70,800,000

Loss per share - basic and diluted:
Continuing Operations	$(0.01)	$(0.01)
Discontinued Operations	$-	$-
	$(0.01)	$(0.01)

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

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under operating lease are as follows:

2013	$56,900
Thereafter	-
Total minimum payment	$56,900

The Company incurred rental expenses of $85,300 and $29,000 for the years ended December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

12. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Years Ended
	December 31,
	2012	2011

Customer A	-	66%
Customer B	*	30%
Customer C	86%	-

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

14. Unaudited Pro-Forma Financial Information

The accompanying unaudited pro forma financial information for the financial statements for the year ended December 31, 2011 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

14. Unaudited Pro-Forma Financial Information- Continued

The following represents pro forma revenue and earnings information for the year ended December 31, 2011 as if the acquisition of XcelMobility Inc. and the recapitalization had occurred on the beginning of each of the periods.

Unaudited,
Proforma
Year Ended
December 31,
2011

Revenues	$47,300
Net Loss applicable to common shareholders	$(719,300)
Loss per share	$(0.01)

Weighted Average Shares Outstanding	60,000,000

The unaudited, pro forma information for the year ended December 31, 2011 depicted above reflect the impacts of expenses for a total of $300,000 incurred in connection with the recapitalization.

15. Related Party Transaction

Effective October 1, 2011 for a period of one year, the Company’s subsidiary, CC Mobility engaged the Company’s shareholder, CC Wireless Limited, to provide technical consultation for product R&D and business development. The monthly fee is determined periodically. During the year ended December 31, 2012, $42,800 of consulting fee was paid to CC Wireless Limited.

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

In November 2012, Mr. Zwick resigned from the Board of Directors. In connection with the Mutual Release and Settlement Agreement entered into between the Company and Mr. Zwick on March 13, 2013, the Company granted Jack Zwick 150,000 shares of the Company’s common stock, par value $0.001 per share, as consideration for his past services rendered to the Company and in consideration for Jack Zwick’s release and waiver of claims regarding certain compensation owed to Jack Zwick. The fair value of the 150,000 shares on the grant date is $12,000.

On August 14, 2012, the Board of Directors of the Company granted 360,000 shares of the Company’s common stock to Gregory Tse for his service to serve as the Company’s independent director. The restricted stock shall vest with respect to 120,000 shares of Restricted Stock immediately, 45,000 shares on September 1, 2012, 45,000 shares on January 1, 2013, 45,000 shares on May 1, 2013, 45,000 shares on September 1, 2013, and the remaining 45,000 shares on January 1, 2014, subject to his continuous service. The fair value of the restricted stock on the grant date is $82,800.

The fair value of the restricted stock is recognized as stock based compensation over the service period. The shares have not been issued as of December 31, 2012.

During the year ended December 31, 2012, 180,000 shares were vested and stock based compensation expense totaled $59,900 was recorded.

17. Subsequent Events

Other than the Mutual Release and Settlement Agreement with Mr. Zwick as disclosed in Note 16, the Company has no significant subsequent events from December 31, 2012 through the consolidated financial statements issue date of this report.