Form 10-Q
period 2013-03-31
XcelMobility Inc.
filed 2013-05-20
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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
[X] Yes      [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
[X] Yes     [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller reporting company
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes     [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 17, 2013
Common stock, $.001 par value	67,651,145

XCELMOBILITY INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS

            This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on April 1, 2013.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2013	2012
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$308,680	$98,739
Trade accounts receivable	24,257	19,309

Other receivables, net of allowance for doubtful accounts of $3,519 and $3,500, respectively	1,599	5,615
Inventory	350	348
Prepaid expenses	8,936	8,887
Advances to suppliers	-	3,372

Total Current Assets	343,822	$136,270

Property, Plant and Equipment, net of accumulated depreciation of $73,335 and $65,500, respectively	84,548	90,375

TOTAL ASSETS	$428,370	$226,645

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$-	$76,594
Other payables and accrued expenses	685,303	109,147
Deferred revenue	40,601	78,811
Convertible notes	40,794	63,000

Total Current Liabilities	$766,698	$327,552

Convertible notes	1,050,000	1,050,000
Accrued interest	82,440	71,415
Deferred revenue	23,041	20,130

Total Liabilities	$1,922,179	$1,469,097

Shareholders’ Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding March 31, 2013 and December 31, 2012	-	-

Common stock, $0.001 par value, 100,000,000 shares authorized; 60,940,781 and 60,000,000 issued and outstanding March 31, 2013 and December 31, 2012 respectively	60,941	60,000
Additional paid in capital	167,941	131,562
Accumulated deficit	(1,751,557)	(1,467,058)
		33,044
Accumulated other comprehensive income	28,866
Total Shareholders’ Deficit	(1,493,809)	(1,242,452)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$428,370	$226,645

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012

Revenue	$26,374	$63,200

Cost of Revenue	-	4,300

Gross Profit	26,374	58,900

Operating Expenses:
Selling expense	4,487	19,900
General and administrative expense	281,932	312,700
Total Operating Expenses	286,419	332,600
Income (loss) from Operations	(260,045)	(273,700)

Other Income (Expense):
Interest income	35	300
Interest expense	(38,453)	(11,800)
Other income (expense)	13,964	(47,600)
Total Other Income (Expense)	(24,454)	(59,100)
Loss Before Taxes	(284,499)	(332,800)
Income tax expense	-	-

Net Loss	(284,499)	(332,800)
Foreign currency translation adjustment	(4,178)	2,000
Comprehensive loss	$(288,677)	$(330,800)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average number of shares outstanding	60,195,591	60,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012

Cash Flows from Operating Activities:

Net loss	$(284,499)	$(332,800)

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation	7,409	4,300

Stock based compensation expense	15,114	-

Changes in assets and liabilities:

Trade accounts receivable, net	(4,834)

Other receivable and prepayment	4,040	(100)
Advances to suppliers	3,385
Accounts payable	(76,594)	94,400
Accrued interest	11,025	11,800
Other taxes payable	(740)	-
Other payables and accrued expenses	576,255	(14,200)
Deferred revenue	(35,785)	(73,800)

Net Cash (Used In) Operating Activities	214,776	(310 ,400)

Cash Flows from Investing Activities:

Purchase of property, plant and equipment, net of value added tax refunds received	(1,158)	(17, 800)

Net Cash Used In Investing Activities	(1,158)	(17, 800)

Cash Flows from Financing Activities:

Proceeds from issuance of notes payable	-	50,0 00

Net Cash Provided By Financing Activities	-	50,0 00

Effect of Exchange Rate Changes on Cash	(3,677)	3,800

Net Change in Cash	209,941	(274 ,400)

Cash and Cash Equivalents at Beginning of Period	98,739	615, 200

Cash and Cash Equivalents at End of Period	$308,680	340, $ 800

Supplement Cash Flow Information

Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes	$-	$-

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

CC Power Investment Consulting Co Ltd.

Shenzhen CC Power Investment Consulting Co. Ltd. (“CC Investment”), a wholly-owned subsidiary of CC Mobility, was incorporated on July 27, 2011 under the laws of the People’s Republic of China (“PRC”) as a wholly foreign owned limited liability company. The required registered capital is $2,000,000 and as of March 31, 2013, $400,000 of the registered capital has been received.

Shenzhen CC Power Corporation

Shenzhen CC Power Corporation (“CC Power’, the Company) is a Chinese enterprise organized in the PRC on March 13, 2003 in accordance with the Laws of the People’s Republic of China. The required registered capital of the Company was approximately $1,547,000 (RMB 10,000,000) and as of December 31, 2011, the Company has paid up approximately $346,000 (RMB2, 526,000). In March 2011, Mr. Ryan Ge sold his 5% ownership in CC Power to the other shareholder, Xili Wang (“CC Power Shareholder”). Ms. Wang holds 100% ownership interest in CC Power as of March 31, 2013 and December 31, 2012.

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at March 31, 2013 and for the three months ended March 31, 2013 and 2012 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2012. The Company follows the same accounting policies in the preparation of interim reports. The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP")

The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	March 31,	December 31,
	2013	2012

Total current assets	$226,574	$113,894
Total assets	297,831	190,199
Total current liabilities	469,158	320,873
Total liabilities	492,199	341,003

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

Revenue Recognition for Multiple-Element Arrangements - Software Products and Software Related Services(Software Arrangements)

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

Revenue Recognition for Multiple-Element Arrangements - Arrangements with Software and Hardware Elements

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed , were not material to our consolidated financial statements for the three months ended March 31, 2013 and 2012. Research and development expenses amounted to $ 55,997 and $112,100 for three months ended March 31, 2013 and 2012, respectively, and were included in general and administrative expense.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

March 31, 2013
Balance sheet	RMB 6.2666 to US $1.00
Statement of income and other comprehensive income	RMB 6.2769 to US $1.00

March 31, 2012
Balance sheet	RMB 6.3180 to US $1.00
Statement of income and other comprehensive income	RMB 6.3088 to US $1.00

December 31, 2012
Balance sheet	RMB 6.3011 to US $1.00
Statement of income and other comprehensive income	RMB 6.3034 to US $1.00

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

The new amendments will require an organization to:

-Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

-Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Going Concern

The Company has incurred significant continuing losses during the three months ended March 31, 2013 and has an accumulated deficit at March 31, 2013 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of March 31, 2013, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Property and Equipment, net

Property, plant and equipment, net consist of the following:

	March 31,	December 31,
	2013	2012

Equipment	$132,670	$132,017
Office equipment	14,851	13,617
Leasehold improvements	8,458	8,411
Software	1,905	1,895
	157,884	155,940
Less: Accumulated depreciation	(73,336)	(65,565)
Property and equipment, net	$84,548	$90,375

During the three months ended March 31, 2013 and 2012, depreciation expense was approximately $5,024 and $4,300, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Deferred Revenue

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

Deferred revenue included on the balance sheets as of March 31, 2013 and December 31, 2012 is as follow:

	March 31,	December 31,
	2013	2012
Deferred revenue:
Current	$40,601	$78,811
Non-current	23,041	20,130
Total	$63,642	$98,941

The table below sets forth the deferred revenue activities during the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012

Deferred revenue, balance at beginning of period	$98,941	$301,200
Less: government grant earned during the three months	(14,289)	(10,800)
Less: Revenue earned during the three months	(21,010)	(60,900)
Deferred revenue, balance at end of period	$63,642	$229,500

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of March 31, 2013 and December 31, 2012 are as follow:

		Maturity	Loan	Interest	March 31,	December 31,
Lender	Date of Note	Date	Amount	Rate (p.a.)	2013	2012

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	50,000	50,000
First Capital A.G.	April 25, 2012	April 25,2014	100,000	5%	100,000	100,000
Asher Enterprises, Inc.	July 27, 2012	April 13, 2013	26,000	8%	40,794	63,000
					$1,090,794	$1,113,000
				Less:
				Current portion	40,794	63,000
				Non-current
				portion	$1,050,000	$1,050,000

Interest expense for the three months ended March 31, 2013 and 2012 was $38,453 and $11,800, respectively.

The convertible promissory notes (the “Notes”) (non-current portion) are convertible upon the occurrence of the following events:

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

March 31,
2013

Common stock issuable upon conversion	619,048
Market price of common stock on measurement date, per posted closing price	$0.080
Conversion price	$0.042

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Income Tax

We are subject to income tax in the United States, Hong Kong and PRC.

The Company’s subsidiaries, CC Power and CC Investment are incorporated in PRC and are subjected to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws (“EIT Law”). The subsidiaries locate in Shenzhen, a special economic region, where companies are allowed to gradually phase into the 25% statutory tax rate. The Company’s statutory income tax rate was 22% and 20% for 2010 and 2009, respectively. For 2012 the statutory income tax rate is 24% and the rate will be 25% for 2013 and thereafter. The open tax years in PRC are 2009-2011.

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the three months ended March 31, 2013 and 2012. The open tax year for CC Mobility in Hong Kong is 2011.

The Company has no income tax expense for the three months ended March 31, 2013 and 2012 because it has incurred loss before tax from continuing operation.

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

The following table sets forth the components of deferred income taxes as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating losses - U.S.	$206,777	$212,900
Net operating losses - PRC and Hong Kong	77,722	80,200
Deferred revenue	63,642	24,700
Allowance for doubtful accounts	3,519	900

	351,660	318,700
Valuation allowance	(351,660)	(318,700)
Deferred tax assets, net	$-	$-

As of March 31, 2013, the Company has net operating losses carry forward of $833,077 in the U.S. and $449,122 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2012, respectively. We provided for a full valuation allowance against the deferred tax assets of $351,660 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the three months ended March 31, 2013 and 2012 was an increase of $32,960 and an increase of $92,900, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the three months ended March 31, 2013 and 2012.

8. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $2,586 and $1,500 for the three months ended March 31, 2013 and 2012, respectively.

9. (Loss) earnings per share

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

	For The Three Months Ended
	March 31,
	2013	2012

Net (loss) income available for common shareholders - basic	$(284,499)	$(332,800)

Interest expense on convertible notes	38,453	11,800

Net (loss) income available for common shareholders - diluted	$(246,046)	$(321,000)

Weighted average outstanding shares of common stock – basic	60,195,591	60,000,000

Loss per share - basic	$(0.00)	$(0.01)

Since the company is suffering losses, the dilutive loss per share is equal to the basic loss per share for the three months ended March 31, 2013 and 2012 because the convertible notes are anti-dilutive.

10. Commitments and Contingencies

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

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under operating lease are as follows:

2013	$35,745
Thereafter	-
Total minimum payment	$35,745

The Company incurred rental expenses of $21,412 and $21,300 for the three months ended March 31, 2013 and 2012, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended
	March 31,
	2013	2012

Customer A	*	94%
Customer B	37%	*
Customer C	37%	*
Customer D	26%	*

* Constitutes less than 10% of the Company’s gross sales.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

12. Operating Risk

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Subsequent Events

The Company has evaluated all other subsequent events through May 20, 2013, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the following:

On April 2, 2013, convertible notes with principal amount of $16,000 were converted into 379,147 shares of common stock with applicable conversion price at $0.0422.

On April 10, 2013, convertible notes with principal amount of $10,000 were converted into 331,217 shares of common stock with applicable conversion price at $0.0378.

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

            On May 7, 2013, we entered into and consummated a stock purchase agreement (the “Stock Purchase Agreement”) with Shenzhen CC Power Investment Consulting Co., Ltd. (our indirect wholly-owned subsidiary), Shenzhen Jifu Communication Technology Co., Ltd. a company organized under the laws of the People’s Republic of China (“Jifu”) the shareholders of Jifu and Hui Luo. As a result of the transactions related to the Stock Purchase Agreement, we control the business and operations of Jifu.

            Through Jifu, we will develop and distribute optical transmitters and receivers, electronic surveillance equipment, and other communications equipment. We will also engage in the purchase and sale of electronic products, network products, and communication equipment and engage in software research and development.

            Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Results of Operations

            The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed on April 1, 2013.

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenue

            Our revenue for the three months ended March 31, 2013 totaled US$ 26,374, a decrease of 58% from US$63,200 for the three months ended March 31, 2012. This decrease in revenue was primarily due to a decrease in revenue from paying subscribers for our internet accelerator software..

Cost of revenue

            Cost of revenue decreased US$4,300 or 100%, from US$4,300 for the three months ended March 31, 2012. This decrease in cost of revenue was primarily due to a decrease in revenue.

Gross profit

            Gross profit for the three months ended March 31, 2013 was US$26,374, a decrease of US$32,526 or 55% from US$58,900 for the three months ended March 31, 2012. This decrease in gross profit was primarily due to decreased revenue as noted above.

Operating Expenses

            Our operating expenses for the three months ended March 31, 2013 was US$286,419 a decrease of US$46,181 or 14%, from the three months ended March 31, 2012. This decrease in operating expenses was primarily due to a decrease in daily operating expenses.

Other Income

            Other income of $13,964 represents income recognized from the grant from the Science, Industry, Trade & Information Technology Commission of the Shenzhen Municipality.

Net income (loss)

            A net loss of (US$284,499) resulted for the three months ended March 31, 2013 compared to net loss of (US$332,800) for the three months ended March 31, 2012, a decrease of US$48,301 primarily due to a decrease in daily operating expenses.

Comprehensive loss

            Our comprehensive loss decreased by US$42,123 from US$330,800 for the three months ended March 31, 2012 to US$288,677 for the three months ended March 31, 2013. The decrease was primarily due to decreased daily operating expenses as described above.

Liquidity and Capital Resources

Overview

            As of March 31, 2013, we had cash and equivalents on hand of US$308,680 and net current liabilities of US$422,876. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through June 30, 2013. To meet our future objectives, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Net cash provided by (used in) operating activities

            Net cash provided by (used in) operating activities for the three months ended March 31, 2013 was US$214,776 compared to net cash used in operating activities of (US$310,400) for the three months ended March 31, 2012. This increase in cash provided by operating activities was primarily due to an increase in other payables and accrued expenses.

Net cash provided by (used in) investing activities

            Net cash used in investing activities for the three months ended March 31, 2013 was (US$1,158) compared to net cash used in investing activities for the three months March 31, 2012 of (US$17,800). This decrease in cash used in investing activities was primarily due to decrease investing of fixed assets.

Net cash provided by financing activities

            Net cash used by financing activities for the three months ended March 31, 2013 was nil compared to net cash provided by financing activities for the three months ended March 31, 2012 was US$50,000. The decrease in cash provided by financing activities was primarily due to the decrease of convertible promissory notes and increase of issuance of convertible notes.

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

            Considering the RMB balance of our cash as of March 31, 2013, which amounted to US$249,023, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$2,490 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

            We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

            There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

            None.

Item 1A. Risk Factors.

            Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            On April 2, 2013, convertible notes with an aggregate principal amount of $16,000 were converted into 379,147 shares of common stock with an applicable conversion price at $0.0422.

            On April 10, 2013, convertible notes with an aggregate principal amount of $10,000 were converted into 331,217 shares of common stock with an applicable conversion price at $0.0378.

            The shares of our common stock issued upon conversion of the notes described above were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and Regulation D, Rule 506 and comparable exemptions for sales to “accredited” investors under state securities laws, based upon representations made by the holders of the convertible notes.

Item 3. Defaults Upon Senior Securities.

            None.

Item 4. Mine Safety Disclosure.

            Not applicable.

Item 5. Other Information.

            None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Share Exchange Agreement, dated July 5, 2011(incorporated by reference to our Current Report on Form 8-K filed on July 6, 2011).
2.2	Stock Purchase Agreement, dated May 7, 2013, by and among the Company, Shenzhen CC Power Investment Consulting Co., Ltd., Jifu, the Jifu Shareholders and Hui Luo (incorporated by reference to our Current Report on Form 8-K filed on May 13, 2013).
3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on October 14, 2009).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2011).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2011).
10.1	Form of Securities Purchase Agreement (incorporated by reference to our Current Report on Form 8-K filed on March 14, 2013).
10.2	Mutual Release and Settlement Agreement with Jack Zwick (incorporated by reference to our Current Report on Form 8-K filed on March 14, 2013).
10.3	MOU with Unified Communications, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2013).
10.4	Investment Agreement, dated April 23, 2013, between the Company and Dutchess Opportunity Fund, II, LP (incorporated by reference to our Current Report on Form 8-K filed on April 29, 2013).
10.5	Registration Rights Agreement, dated April 23, 2013, between the Company and Dutchess Opportunity Fund, II, LP (incorporated by reference to our Current Report on Form 8-K filed on April 29, 2013).
10.6	Entrusted Management Agreement, dated May 7, 2013, by and among Shenzhen CC Power Investment Consulting Co., Jifu and the Jifu Shareholders (incorporated by reference to our Current Report on Form 8-K filed on May 13, 2013).
10.7	Technical Services Agreement, dated May 7, 2013, by and among Shenzhen CC Power Investment Consulting Co., Jifu and the Jifu Shareholders (incorporated by reference to our Current Report on Form 8-K filed on May 13, 2013).
10.8	Exclusive Purchase Option Agreement, dated May 7, 2013, by and among Shenzhen CC Power Investment Consulting Co., Jifu and the Jifu Shareholders (incorporated by reference to our Current Report on Form 8-K filed on May 13, 2013).
10.9	Loan Agreement, dated May 7, 2013, by and between Shenzhen CC Power Investment Consulting Co. and the Jifu Shareholders (incorporated by reference to our Current Report on Form 8-K filed on May 13, 2013).
10.10	Equity Pledge Agreement, dated May 7, 2013, by and among Shenzhen CC Power Investment Consulting Co, Jifu and the Jifu Shareholders (incorporated by reference to our Current Report on Form 8-K filed on May 13, 2013).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

XCELMOBILITY INC.

Dated: May 20, 2013	/s/ Xili Wang
By: Xili Wang
Its: Chief Financial Officer and Secretary (Principal Financial
Officer and Principal Accounting Officer)