Form 10-K/A
period 2012-12-31
XcelMobility Inc.
filed 2013-08-15
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 6, 2013
Common Stock, $.001 par value per share	72,387,585 shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to XcelMobility Inc.’s (the “Company”, “XCLL”) Annual Report on Form 10-K/A for the year ended December 31, 2012 (the “Amended 10-K”) is being made as a result of the Company’s recent discovery of misstatements in our previously reported financial statements for the year ended December 31, 2012 relating to the issued convertible notes.

The Amended 10-K is being filed to correct the improper accounting treatment used in connection with the issued convertible notes in the Balance Sheet as of December 31, 2012, the Consolidated Statements of Operations and Comprehensive Loss and the Statements of Shareholders’ Equity for the year ended December 31, 2012, and the related notes and disclosures, to comply with paragraph ASC 470. The Amended 10-K also includes an adjustment to the Company’s independent registered accountants’ audit report to reflect certain changes to Note 18 of the financial statements. In addition to the changes described above, we have also made minor revisions to various other sections of the Company’s original Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original 10-K”).

For convenience and ease of reference, the Company is filing the annual report in its entirety with applicable changes. Unless otherwise stated, all information contained in this Amended 10-K is as of March 30, 2013, the filing date of the Original 10-K. Except as stated herein, this Amended 10-K does not reflect events or transactions occurring after such filing date and does not contain any modification or updates to the disclosure in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Original 10-K other than as set forth above is amended hereby.

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

We are currently deriving revenue from the sale of licensing agreements, and we will increase our revenues by expanding marketing efforts to broaden our product offering to include software sales directly to mobile device manufacturers and to provide application sales and enhanced products directly to consumers.

In order to expand our sales efforts, we have created an enterprise portal branded under our flagship Mach 5 banner to offer our customers direct access to our products. The website, http://www.mach5.cn/en/, connects potential resellers, developers and consumers with our revenue-generating 3rd party applications, games and specialty content. As we introduce new products to the Greater China market, we can immediately share them with the industry through our online product portal and maximize our sales opportunities.

Corporate Structure

As a result of the Exchange Transaction, the organizational structure of the Registrant is as follows:

Xcel Mobility Inc.
(Nevada)
100% equity
CC Mobility Limited
(Hong Kong)
100% equity
Outside P.R. China
Inside P.R. China
Shenzhen CC Power Investment Consulting Co. Ltd.
(PRC)
VIE Contractual Control
Shenzhen CC Power Corporation
(PRC)

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

We have quickly grown our user base by offering our Mach 5 Xcelerator product free of charge to the growing number of mobile users in China. The Mach 5 product has the look and feel of a desktop browser but loads and processes material over the cellular Internet (e.g., websites, videos, pictures, etc.) significantly faster than conventional browsers that come with mobile devices. This enables us to develop and acquire other mobile software that will leverage off the speed and performance of the Mach 5 product line. In order to support CC Power’s products, we have built a series of server locations throughout China and have created an online product portal. Management believes it has the opportunity to grow significant revenues from operations in China if we successfully execute our business and financial objectives.

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

In addition to marketing products through China’s three cellular carriers, CC Power is also working with cell phone manufacturers to embed the Mach 5 product in phones at the factory. In 2011, CC Power entered into agreements to provide high-speed USB Modems with ZTE (to supply China Unicom) and Shenzhen Mobile (to supply China Mobile).

Japan Strategy

We are in the process of expanding into Japan through the utilization of a strategic partner. CC Power has a strategic, contractual relationship with United Communications Inc., a Tokyo-based company with relationships throughout Japan, including with the largest cellular phone carriers, mobile device manufacturers and retailers.

South Korea Strategy

The South Korea market is very similar to the Japanese cellular market. In South Korea, we will follow the same sales and marketing strategy as used in Japan. We are actively looking for sales and marketing partner(s) in Korea.

Customers

The Company currently has a customer base of approximately 1.7 million end users within China using our service free of charge with approximately 30,000 fee-paying enterprise customers. With our key products fully tested and approved by large cellular carriers in China and Japan, the Company believes that it will be able to grow its customer base and revenues in 2013.

Technology

Utilizing our proprietary data compression technology, we provide products for mobile Internet users, which include products for traditional cell phones, smartphones and PC access to the Internet through mobile phones.

CC Power’s line of Mach 5 products are being used by over 1 million Chinese mobile phone users. The Mach 5 Web enables users to take their full PC web browsing experience to their mobile devices. Mach 5 L BS enables location-based services for smartphones equipped with GPS technology.

Many of our Mach 5 products require a large powerful network to run our applications. Powerful computer servers are strategically placed around the country to ensure consistent service and availability.

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

1.	Software Copyright Applications: CC Power has registered 3 software applications for copyright in China.

	a.	Mach 5 Internet acceleration software V.6.0, Register number: 2007SR09253, by National copyright administration of People’s Public of China.

	b.	Mach 5 Enterprise acceleration software V.3.3, Register number: 2009SR058767, by National copyright administration of People’s Public of China.

	c.	Mach 5 Web Browser software V.1.1.44.13, Register number: 2010SR001089, by National copyright administration of People’s Public of China.

	d.	CCPower LBS (location based service) software V.1.0, Register number: 2013SR008345, by National copyright administration of People’s Public of China.

2.

Licenses: CC Power also has obtained several licenses available only to Chinese companies from the PRC Ministry of Industry and technology and local Police Public Safety Departments (international website licenses). These licenses include the following:

•	“Software Enterprise Recognition Certificate,” issued by Shenzhen Science Technology & Information Bureau on May 30, 2008, granted to Shenzhen CC Power Corporation.

•

“PRC Value-Added Telecommunication Service Operation License,” issued by the PRC Ministry of Industry and Information Technology on March 11, 2008 to Shenzhen CC Power Corporation, will be expired on January 7, 2018.

Awards

CC Power has also received the following awards and/or special recognitions:

•

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

•

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

•	Recognition by Information Week Magazine, noting Shenzhen CC Power Corporation was included on its 2008 list of “The 100 Best PRC Commercial Technology Companies.”

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

Products and Distribution

Products for Mobile Devices

The Mach 5 Xcelerator product provides us with a unique opportunity in China. Currently there are a limited number of Chinese applications available to the Chinese market, with few in the Chinese language. In 2012, we opened an applications store (“App Store”), where Chinese applications, games and content can be downloaded and utilized by Mach 5 subscribers. We will work directly with proven application and game providers to modify applications to the Chinese language. Content will be provided from the existing Chinese media. Our App Store will resemble App Stores currently provided by Apple and Google but will be targeted at the growing mobile phone user market in China.

Our current suite of products and services includes:

Mach 5 Accelerator for Mobile Phones or PC

The Mach 5 Accelerator accelerates internet access through proprietary text and image compression, content caching, and other network optimizations. It supports all wireless internet connections such as GPRS, CDMA, 2G, 3G and WiFi, etc. as well as, 56K dial-up and any other low-speed or unstable internet connections. A number of acceleration servers have been installed across China, Hong Kong and Japan. Without the need of any new hardware installation, customers can use our services by downloading and installing Mach 5 with a valid user account.

• fast web and email acceleration technology
• patented acceleration, compression and network optimization
• employed by more than 2,200 service providers in over 50 countries
• approved by independent testing provider VeriTest USA
• acceleration up to 5 times certified by China Unicom
• simple installation and user friendly interface

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

Mach 5 Enterprise

Mach 5 for Enterprise offers a secure, customized total solution to corporations with mobility needs. Web-based Office Applications “OA”, such as, ERP, CRM and MIS etc. can be supported natively by our Mach 5 Web Browser without the need of additional porting process to different mobile platforms. Enterprises are able to deploy BYOD, “Bring Your Own Device” with confidence that Mach 5 connects to companies’ intra-networks via secured internet session or more secured VPN.

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
• Find family, friends, objects, media or points of interest close to user location.
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

CC Power Documents transcoding allows images to be scaled, optimized and compressed automatically to suit individual mobile phones while documents (.pdf, .doc) are converted to text, resulting in a quick, cost-efficient and reliable email service. All content that has been optimized and adjusted in any way is stored in its original format in the users’ web mail. There, users can access and download copies of their unaltered original documents and pictures when accessed from a computer.

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

Products in Development

We plan to enhance our technology for location-based services in 2013 and provide localization and marketing for 3rd party products including:

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

Data Packages and Application Add-ons for Cellular Carriers

The 3 largest cellular carriers in Japan and China have agreed to market Mach 5 Xcelerator and Security to their customers on a revenue-sharing basis (the revenue split is driven by how aggressively the carrier will market the Mach 5 product). Carriers can maintain the Xcel Mach 5 brand or private label the product as their own. We are currently in the process of negotiating test market arrangements with these 3 cellular carriers to determine the most effective way to promote and sell these products. In all of these scenarios, the cellular carrier will collect the fees from their subscribers and remit our portion monthly.

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

Websites and Prepayment Cards

We currently have test websites to offer our products in Japan, China and Hong Kong. These sites offer the Mach 5 range of products. These websites along with pre-paid Mach 5 Xcelerator cards (available in test locations of Chinese cellular carriers) have generated over 1.7 million users. As this was primarily a test of the product, the vast majority of the 1.5 million users are utilizing the Mach 5 Xcelertaor free of charge. The Company’s Chinese, Japanese and Hong Kong websites are in the process of being upgraded and re-formatted for a more contemporary look and image.

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

Adoption of 3G Networks

Advances in bandwidth provided by 3G mobile networks have created the necessary infrastructure for mass adoption of mobile Internet services. As mobile users increasingly adopting 3G networks worldwide the market opportunity for mobile services continues to expand. The number of 3G subscribers worldwide is projected to grow at a CAGR of 18% from 2009 to 2014 to reach over 2.0 billion users. In China, the number of Internet users has reached 564 million users, 75% on a mobile device as of December 2012, according to CNNIC.

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

Top Five Countries Smartphone Shipments and Market Share, 2013 and 2017 (Units in Millions)

Country*	2013 Unit Shipments	2013 Market Share	2017 Unit Shipments	2017 Market Share	2017/2013 Growth
1. China	301.2	32.8%	457.9	30.2%	52.0%
2. USA	137.5	15.0%	183.0	12.1%	33.1%
3. United Kingdom	35.5	3.9%	47.5	3.1%	33.8%
4. Japan	35.2	3.8%	37.7	2.5%	7.1%
5. Brazil	28.9	3.1%	66.3	4.4%	129.4%
6. India	27.8	3.0%	155.6	10.3%	459.7%
Others	352.5	38.4%	568.1	37.5%	61.2%
Total	918.6	100.0%	1516.1	100.0%	65.0%

Flurry Mobile Data

Growth in mobile application products and services is directly related to the growth in the Smartphone market. Today China is the largest smartphone market with a growth rate of over 400% in 2012(Flurry Mobile).

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

Telecommunications Networks Code Number Resources

On January 29, 2003, the MII issued the Administrative Measures on Telecommunications Networks Code Number Resources to administer the code number resources including mobile communications network code number. According to the administrative measures, the entity shall apply to the MII for a code number to be used in the inter-provincial operations and shall apply to the relevant CAB for a separate code number for intra-provincial operations. The administrative measures specify the qualifications for a code number, required application materials and application procedures.

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

For the fiscal year ended December 31, 2012, 1 customer accounted for approximately 86% of our gross sales. Our near term, and possibly long term prospects are significantly dependent upon this customer. As a result, currently we are substantially dependent upon the continued participation of this customer in order to maintain and continue to grow our total revenues. Significantly reducing our dependence on this customer may take longer than we currently anticipate and there can be no guarantee that we will succeed in reducing that dependence. There is no assurance that any of this customer will continue to contribute to our total sales revenue in subsequent years. Under present conditions, the loss of this customer could have a material effect on our performance, liquidity and prospects. To reduce this risk, we continue to build our sales pipeline and diversify our product line.

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

The audit report included in this annual report was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as a result, you are deprived of the benefits of such inspection

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the "PCAOB", is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating our auditor's audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor's audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

Financial Performance of the Company

The following represents the past financial performance for the Company as of and for the years ended December 31, 2012 and 2011.

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Income Statement Data:
Revenue	$277,406	$47,279
Cost of revenue	17,953	55,122
Gross profit (loss)	259,453	(7,843)
Operating expenses	1,028,044	502,429
Loss from operations	(768,591)	(510,272)
Interest income	853	321
Interest expense	(122,268)	(15,489)
Other income and expense	455,237	50,615
Loss before tax	(434,769)	(474,825)
Income tax expense		-
Net income (loss)	$(434,769)	$(474,825)

	As of December 31,
	2012	2011

Balance Sheet Data:
Cash and cash equivalents	$98,739	$615,208
Working capital	(738,322)	252,808
Total assets	226,645	695,621
Total liabilities	1,209,689	1,305,591
Total shareholders’ equity	$(983,044)	$(609,970)

	Year ended	Year ended
	December 31,	December 31,
	2012	2011
Cash Flow Data:
Net cash (used in) provided by operating activities	$(689,782)	$(161,369)
Net cash provided by (used in) investing activities	(44,328)	233,040
Net cash provided by (used in) financing activities	213,000	531,347
Net (decrease) increase in cash and cash equivalents	$(516,469)	$606,374

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

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•

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

Gross profit

             Gross profit for the year ended December 31, 2012 was US$259,453, an increase of US$267,296 from US$(7,843) for the year ended December 31, 2011. This increase in gross profit was primarily due to revenue increase.

Operating Expenses

             Our operating expenses for the year ended December 31, 2012 increased to $1,028,044 by $525,615, or 105%, from $502,429 for the year ended December 31, 2011. This increase in operating expenses was primarily due to expenses incurred to generate revenue such as research and development cost increased to $246,667 by $199,067 or 418% for the year ended December 31, 2012 from $47,600 for the year ended December 31, 2011.

Other Income

            Net other income of $332,822 represents income recognized from the grant from the Science, Industry, Trade & Information Technology Commission of the Shenzhen Municipality.

Net loss

             A net loss of US$434,769 resulted for the year ended December 31, 2012 compared to net loss of US$474,825 for the year ended December 31, 2011, a decrease of US$40,056. Our net loss decreased primarily due to the gain on derivative of $669,329, though there was significant increase in operating expenses and, research and development expenses.

Comprehensive loss

             Our comprehensive loss decreased by US$36,208 from US$468,586 for the year ended December 31, 2011 to US$432,388 for the year ended December 31, 2012. The decrease was primarily due to the gain on derivative of $669,329, though the expenses increased substantially and even faster than the revenue.

Liquidity and Capital Resources

Overview

             As of December 31, 2012, we had cash and equivalents on hand of US$98,739 and negative working capital of US$100,909. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through June 2013 when the deferred revenue is recognized as income.

Convertible Loan

             On April 25, 2012, we issued a Convertible Promissory Note (the “April Note”) in the amount of $100,000 to First Capital A.G. (“First Capital”). The April Note is payable on April 25, 2014 and has an interest rate of 5% per annum. On July 27, 2012, we issued a Convertible Promissory Note (the “July Note”) in the amount of $63,000 to Asher Enterprises, Inc., a Delaware corporation and an accredited investor (“Asher”). The July Note is payable on April 13, 2013 and has an interest rate of 8% per annum (increases to 22% in the event of default). On December 19, 2012, we issued an additional Convertible Promissory Note (the “December Note”) in the amount of $37,500 to Asher. The December Note is payable on September 21, 2013 and has an interest rate of 8% per annum (increases to 22% in the event of default).

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

Net cash provided by (used in) operating activities

             Net cash used in operating activities for the year ended December 31, 2012 was US$689,782 compared to net cash used in operating activities of US$161,369 for the year ended December 31, 2011. This increase in cash used in operating activities was primarily due to an increase in operating loss.

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

Net cash provided by financing activities

             Net cash provided by financing activities for the year ended December 31, 2012 was US$213,000. Cash provided by financing activities for the year ended December 31, 2011 was US$531,347. The decrease in cash provided by financing activities was as a result of the reduction on issuance of our convertible promissory notes.

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

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

Payments due by Period
Contractual Obligations
At December 31, 2012	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations	$-	$-	$-	$-	$-
Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Expenditure Obligations	$-	$-	$-	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities	$-	$-	$-	$-	$-

The above table outlines our obligations as of December 31, 2012 and does not reflect any changes in our obligations that have occurred after that date.

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

Name	Age	Position	Since

Ronald Edward Strauss	53	Executive Chairman of the Board of Directors	2011
Renyan Ge	49	Director, Chief Executive Officer	2011
Xili Wang	43	Chief Financial Officer, Secretary	2011
Gregory D. Tse	52	Director	2011

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

Summary Compensation Table

Non-Equity
Name and Principal				Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Ronald Edward Strauss, Executive Chairman of the Board	2012 2011	-	- -	- -	- -	- -	- -	-
Renyan Ge, Director, Chief Executive Officer	2012 2011	$60,000 $18,600	- -	- -	- -	- -	- -	$60,000 $18,600
Xili Wang, Chief Financial Officer & Secretary	2012 2011	$36,000 $12,600	- -	- -	- -	- -	- -	$36,000 $12,600
Jaime Brodeth, former Director, President and Treasurer(1)	2012 2011	- -	- -	- -	- -	- -	- -	- -
Moses Carlo Supera Paez,	2012	-	-	-	-	-	-	-
former Director & Secretary(1)	2011	-	-	-	-	-	-	-

_______________
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

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2012.

					Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid	Stock	Option	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Gregory D. Tse	$30,000	$82,800	$-	$-	$-	$-	$112,800
Jack Zwick(1)	20,000	12,000					32,000

(1)	Mr. Zwick was appointed to the Board of Directors on April 18, 2012. Mr. Zwick resigned from the Board of Directors effective November 28, 2012.

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

Pursuant to a Board Advisory Agreement, in consideration for serving on the Company’s Board of Directors, Mr. Tse will receive: (a) three hundred and sixty thousand (360,000) shares of Company common stock, vesting as to one hundred and thirty five thousand (135,000) shares immediately, 45,000 shares on September 1, 2012, 45,000 shares on January 1, 2013, 45,000 shares on May 1, 2013, 45,000 shares on September 1, 2013, and the remaining 45,000 shares on January 1, 2014, subject to Mr. Tse’s continuous service; and (b) a consulting fee of two thousand five hundred dollars ($2,500) per month commencing September 1, 2011. The payment to Mr. Tse of his monthly fee is contingent upon the Company closing an equity or debt financing of at least $2,000,000. The fair value of Mr. Ge’s stock on the grant date is $82,800.

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

The following table sets forth certain information as of March 30, 2013, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of March 30, 2013, there were 60,940,781 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of		Percentage Beneficially
Beneficial Owner(1)	Shares Beneficially Owned	Owned

Directors and Executive Officers
Ronald Edward Strauss(2) 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	13,332,000	22.22%
Renyan Ge(3) 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	16,968,000	28.28%
Xili Wang 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	-	-
Gregory D. Tse(4) 1155 Yu Yuan Road Building 4, Suite 103 Shanghai, China 200050	-	-

All Officers and Directors as a Group	30,300,000	50.50%

5% Shareholders
Sheen Ventures Limited(2) 8th Floor, Henley Building, 5 Queen’s Road, Central, Hong Kong	13,332,000	22.22%
CC Wireless Limited(3) Room 15A, 17/F, Mai On Industrial Building, 17-21 Kung Yip Street,	16,968,000	28.28%

Kwai Chung, Hong Kong
____________________
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

10.11	Indemnification Agreement by and between the Registrant and Renyan Ge, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.12	Indemnification Agreement by and between the Registrant and Ronald Edward Strauss, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.13	Indemnification Agreement by and between the Registrant and Xili Wang, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.14	Indemnification Agreement by and between the Registrant and Gregory D. Tse, dated August 30, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.15	Office Lease Agreement by and between Shenzhen CC Power Corporation and Chen Zhifang & Chao Jialu (incorporated by reference to our Current Report on Form 8-K filed on September 6, 2011).

10.16	Convertible Promissory Note issued to Asher Enterprises, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2012).

10.17	Exclusive Indonesian Supply Contract With ZTE Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2012).

10.18	Board Advisory Agreement with Greg Tse dated August 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2012).

10.19	Form of Securities Purchase Agreement (incorporated by reference to our Current Report on Form 8-K filed on March 14, 2013).

10.20	Mutual Release and Settlement Agreement with Jack Zwick (incorporated by reference to our Current Report on Form 8-K filed on March 14, 2013).

10.21	MOU with United Communications, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2013).

14.1	Code of Ethics (incorporate by reference to our Current Report on Form 8-K filed on September 28, 2011).

16.1	Letter of Li and Company, PC (incorporated by reference to our Current Report on Form 8-K filed on August 10, 2011).

16.2	Letter of EFP Rotenberg, LLP (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2013).

Exhibit No.	Description

21

CC Mobility Limited, a company incorporated under the laws of Hong Kong as a limited liability company; Shenzhen CC Power Investment Consulting Co. Ltd., a company incorporated under the laws of the People’s Republic of China; Shenzhen CC Power Corporation, a Chinese enterprise incorporated under the laws of the People’s Republic of China.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Permission of Independent Registered Public Accounting Firm, EFP Rotenberg LLP

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

XCELMOBILITY INC.
(Registrant)

Date: August 15, 2013	By:	/s/ Renyan Ge
Renyan Ge
Chief Executive Officer (Principal
Executive Officer)

Date: August 15, 2013	By:	/s/ Xili Wang
Xili Wang
Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Renyan Ge	Chief Executive
Renyan Ge	Officer and Director	August 15, 2013
(Principal Executive Officer)

/s/ Xili Wang	Chief Financial Officer	August 15, 2013
Xili Wang	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Ronald Edward Strauss	Director	August 15, 2013
Ronald Edward Strauss

/s/ Gregory D. Tse	Director	August 15, 2013
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
Except for note 7, note 10 and note 18 dated August 2, 2013

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

EFP Rotenberg, LLP
Rochester, New York
March 30, 2012

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS	(Restated)
Current Assets:
Cash and cash equivalents	$98,739	$615,208
Trade accounts receivable	19,309	-
Other receivables, net of 3,500 and 3,500 allowance for doubtful accounts	5,615	5,407
Inventory	348	-
Prepaid expenses	8,887	8,807
Advances to suppliers	3,372	-

Total Current Assets	136,270	629,422

Property and Equipment, net of accumulated depreciation of $65,500 and $44,400, respectively	90,375	66,199

TOTAL ASSETS	$226,645	$695,621

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$76,594	$41,382
Other payables and accrued expenses	109,147	44,724
Deferred revenue	78,811	290,508
Convertible notes, net of debt discount	46,040
Derivative liability	423,480	-
Accrued interest	140,520	-

Total Current Liabilities	874,592	376,614

Convertible notes, net of debt discount	314,967	900,000
Accrued interest	-	18,254
Deferred revenue	20,130	10,723

Total Liabilities	1,209,689	1,305,591

Commitments and Contingencies (Note 11)

Shareholders’ (Deficit) Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding December 31, 2012 and 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 60,000,000 issued and outstanding December 31, 2012 and 2011	60,000	60,000
Additional paid in capital	131,562	72,248
Accumulated deficit	(1,207,650)	(772,881)
Accumulated other comprehensive income	33,044	30,663
Total Shareholders’ (Deficit) Equity	(983,044)	(609,970)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$226,645	$695,621

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2012	2011
	(Restated)
Revenue	$277,406	$47,279
Cost of Revenue	17,953	55,122
Gross Profit	259,453	(7,843)

Operating Expenses:
Selling expense	41,136	23,389
General and administrative expense	986,908	479,040
Total Operating Expenses	1,028,044	502,429
Loss from Operations	(768,591)	(510,272)

Other Income (Expense):
Interest income	853	321
Interest expense	(463,084)	(15,489)
Loss on disposal of property, plant and equipment	-	(4,359)
Gain on derivative	669,329	-
Other income	126,724	23,567
Total Other Income (Expense)	333,822	4,040
Loss Before Taxes	(434,769)	(506,232)
Income tax expense	-	-
Loss from continuing operation	$(434,769)	$(506,232)

Discontinued Operation:
Income from discontinued operation	-	27,252
Gain on disposal of interest in subsidiary	-	4,155
Net income from discontinued operation	-	31,407

Net Loss	(434,769)	(474,825)
Less: income attributable to non-controlling interest	-	1,626

Net loss attributable to XcelMobility	$(434,769)	$(476,451)

Net Loss	(434,769)	(474,825)
Foreign currency translation adjustment	2,381	9,289
Comprehensive loss	(432,388)	(465,536)
Less: Comprehensive Income attributable to Non-controlling interest	-	(3,050)
Comprehensive loss attributable to XcelMobility	(432,388)	(468,586)

Basic and diluted loss per share attributable to
XcelMobility shareholders:
Continuing Operation	$(0.01)	$(0.01)
Discontinued Operation	-	-
Basic and diluted loss per share attributable to
XcelMobility shareholders:	(0.01)	-
Basic and diluted weighted average number of shares outstanding	60,000,000	70,765,479

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock				Accumulated
			Additional		Other	Non-
	Number of		Paid in	Accumulated	Comprehensive	controlling	Total
	shares	Amount	Capital	Deficit	Income	Interest	Deficit
					(Restated)		(Restated)
Balance, December 31, 2010	77,700,000	77,700	268,164	(296,430)	22,798	42,268	114,500
Cancellation of common stock	(17,700,000)	(17,700)	17,700	-	-	-	-

Recapitalization	-	-	(213,616)	-	-	-	(213,616)
Net (loss) income for the year	-	-	-	(476,451)	-	1,626	(474,825)
Foreign currency translation difference	-	-	-	-	7,865	1,424	9,289

Withdrawal from NCI	-	-	-	-	-	(45,318)	(45,318)
Balance, December 31, 2011	60,000,000	60,000	72,248	(772,881)	30,663	-	(609,970)
Stock based compensation to director	-	-	59,314	-	-	-	59,314
Net loss for the year	-	-	-	(434,769)	-	-	(434,769)
Foreign currency translation difference	-	-	-	-	2,381	-	2,381

Balance, December 31, 2012	$60,000,000	$60,000	$131,562	(1,207,650)	$33,044	-	$(983,044)

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities:	(Restated)
Net loss	$(434,769)	$(474,825)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	20,381	14,017
Amortization	379	-
Stock compensation expenses	59,314	-
Amortisation of debt discount	340,816	-
Fair value adjustment on derivative liability	(669,329)	-
Gain on disposal of subsidiaries	-	(4,155)
Loss on disposal of property and equipment	-	4,359
Investment income from equity investment in affiliate	-	(27,193)

Changes in assets and liabilities:
Trade accounts receivable	(19,302)	1,452
Other receivables and prepayment	(159)	(5,715)
Advances to suppliers	(3,371)	-
Inventory	(348)	-
Accounts payable	35,211	35,078
Accrued interest	122,266	15,489
Other taxes payable	1,787	-
Other payables and accrued expenses	62,301	29,138
Deferred revenue	(204,959)	250,986

Net Cash Used In Operating Activities	(689,782)	(161,369)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds	(44,328)	(53,634)
received
Cash acquired in CC Mobility and XcelMobility	-	193,852
Proceeds from disposal of ownership interest in affiliate	-	92,822
Net Cash ( Used In) Provided By Investing Activities	(44,328)	233,040

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	213,000	500,000
Receipt of amount due from shareholder	-	31,347
Net Cash Provided By Financing Activities	213,000	531,347

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,641	3,356

Net Change in Cash and Cash Equivalents	(516,469)	606,374

Cash and Cash Equivalents at Beginning of Year	615,208	8,834
Cash and Cash Equivalents at End of Year	$98,739	$615,208

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Convertible notes payable assumed from reverse merger	$-	$400,000

The accompanying notes are an integral part of the consolidated financial statements

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

As a result of the Exchange Transaction, the organizational structure of the Company is as follows:

XcelMobility Inc.
(Nevada)
100% equity
CC Mobility
Limited
(Hong Kong)
100% equity
Outside P.R. China
Inside P.R. China
Shenzhen CC
Power
Investment
Consulting Co.
Ltd. (PRC)
VIE Contractual Control
Shenzhen CC
Power
Corporation
(PRC)

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

z

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

z

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

6. Deferred Revenue- Continued

The table below sets forth the deferred revenue activities during the years ended December 31, 2012 and 2011:

	For the years ended December 31,
	2012	2011

Deferred revenue, balance at beginning of year	$301,231	$44,382
Add: Payments received from customers during the year	105,721	251,388
Add: Government grant received during the year	95,222	77,351
Less: government grant earned during the year	(135,602)	(24,612)
Less: Revenue earned during the year	(276,631)	(47,279)
Deferred revenue, balance at end of year	$98,941	$301,231

7. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of December 31, 2012 and 2011 are as follow:

				Loan	Interest	Convertible	December 31,	December 31,
Lender	Date of Note	Maturity Date		Amount	Rate (p.a.)	Number of stock	2012	2011

Vantage Associates SA	April 15, 2011	April 15, 2016		$150,000	5%	150,000	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016		100,000	5%	100,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016		150,000	5%	150,000	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016		200,000	5%	200,000	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016		200,000	5%	200,000	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016		50,000	5%	50,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016		50,000	5%	50,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017		50 000	5%	50,000	50,000	-
First Capital A.G.	April 25, 2012	April 25,2014		100,000	5%	935,760	100,000	-
Asher Enterprises, Inc.	July 27th, 2012	April 13th, 2013		63,000	8%	1,175,373	63,000	-
Asher Enterprises, Inc.	October 17,2012	July 17, 2013		53,000	8%	988,806	53,000	-
			$				$1,166,000	$900,000
						Less:
						Debt discount
						from beneficial
						conversion feature	804,993	-
							361,007

						Less:
						Current portion	46,040	-
						Non-current portion
							$314,967	$900,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

7. Convertible Promissory Notes- Continued

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

Interest expense for the year ended December 31, 2012 was $463,084, which is comprised of the contractual interest coupon of $122,269, and amortization of the beneficial conversion feature of $340,815.

Interest expense for the year ended December 31, 2011 was $15,489.

Except for the convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012, and the convertible promissory notes issued to Asher Enterprises, Inc., all the convertible promissory notes (the “Notes”) are convertible upon the occurrence of the following events:

(1) At any time, prior to the maturity date, the Company and the holder of the notes may mutually agree on a date to convert in whole or in part the notes into shares of common stock of the Company on the following terms: Holder of the note will be issued share units comprising of:

(i)	one common share to be purchased at a price of $0.5, and

(ii)	one warrant that is convertible into one common share at a price of $1.00, and expires two years from the date of the Exchange Transaction is completed, and

(iii)	one warrant that is convertible into one common share at a price of $1.5, and expires three years from the date the Exchange Transaction is completed.

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

The convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012, is convertible upon the occurrence of the following events:

(1) At any time, prior to the maturity date, the Company and the holder of the notes may mutually agree on a date to convert in whole or in part the notes into shares of common stock of the Company on the following terms: Holder of the note will be issued share units comprising of:

(i) one common share to be purchased at a price of based on the moving average share price over the preceding 20 trading days, and
(ii) one warrant that is convertible into one common share at a price based on the moving average share price over the preceding 20 trading days and expires two years from the date of the Exchange Transaction is completed, and
(iii) one warrant that is convertible into one common share at a price based on the moving average share price over the preceding 20 trading days and expires three years from the date the Exchange Transaction is completed.

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

The convertible promissory note issued to Asher Enterprises, Inc., is convertible upon the occurrence of the following events:

1)

At any time during the period beginning on the date which is 180 days following the date of the convertible promissory note, and ending on the later of the maturity date and the date of payment in default, the remaining outstanding principal amount shall convert into fully paid and non-assessable shares of the company’s common stock. The conversion price shall equal the variable conversion price, which is 60% multiplied by the market price of the common stock, as defined in the promissory note agreement.

2)

In the event of a consolidation or merger with any other corporation (other than a merger in which the Company is the surviving corporation and its capital stock is unchanged), or asset sale, then the conversion price is subject to adjustment, as defined by the convertible promissory note agreement.

The fair value of the embedded conversion feature of these notes as at December 31, 2012 and 2011 was $423,480 and nil, respectively.

Except for the convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012, and the convertible promissory notes issued to Asher Enterprises, Inc., the fair value of the convertible notes was calculated using the Black-Scholes model with the following assumptions: expected life of 5 year, expected dividend rate of 0%, volatility of 136.6% and interest rates ranged from 0.36% to 0.54%.

The fair value of the convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012, and the convertible promissory notes issued to Asher Enterprises, Inc., was calculated using the lattice valuation method as the conversion prices are variable for these notes.

The following assumptions provide information regarding the convertible promissory note of $100,000 issued to Fist Capital A.G. as of December 31, 2012:

December 31, 2012

Common stock issuable upon conversion	935,760
Market value of common stock on measurement date (1)	0.10
Adjusted Exercise price	0.11
Risk free interest rate (2)	0.21%
Term in year	1.32
Expected volatility (3)	137%
Expected dividend yield (4)	0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

7. Convertible Promissory Notes- Continued

The following assumptions provide information regarding the convertible promissory notes issued to Asher Enterprises, Inc. as of December 31, 2012:

December 31, 2012

Common stock issuable upon conversion	2,164,179
Market value of common stock on measurement date (1)	0.10
Adjusted Exercise price	0.05
Risk free interest rate (2)	0.14%
Term in year	0.28-0.54
Expected volatility (3)	166% - 172%
Expected dividend yield (4)	0%

(1)	The market value of common stock is the stock price at the close of trading on the date of December 31, 2012.

(2)	The risk-free interest rate was determined by management using the Treasury Bill rates with maturity from 6-month to 1.5 years as of December 31, 2012.

(3)

Expected volatility is based on average volatility of historical share trade information. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the warrants.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012:

	Fair Value Measurements at December 31, 2012
	Quoted Prices In		Significant
	Active Markets for	Significant Other	Unobservable	Total Carrying
	Identical Assets	Observable Inputs	Inputs	Value as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	December 31, 2012

Derivative warrant instruments	-	-	423,480	423,480

Total	-	-	423,480	423,480

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

The following table sets forth the components of deferred income taxes as of December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating losses - U.S.	$129,630	$83,110
Net operating losses - PRC and Hong Kong	68,625	59,076
Deferred revenue	19,703	75,308
Allowance for doubtful accounts	-0	867

	217,958	218,361
Valuation allowance	(217,958)	(218,361)
Deferred tax assets, net	$-	$-

As of December 31, 2012, the Company has net operating losses carry forward of 625,706 in the U.S. and $549,213 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2013, respectively. We provided for a full valuation allowance against the deferred tax assets of $217,958 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the years ended December 31, 2012 and 2011 was a decrease of $403 and increase of $149,585, respectively.

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

	For The Years Ended
	December 31,

	2012	2011

Net income (loss) available for common shareholders - basic
	$(434,769)	$(476,451)
Interest expense on convertible notes	463,084	18,253

Net income (loss) available for common shareholders - diluted	$28,315	$(458,198)

Weighted average outstanding shares of common stock – basic

Effect of dilutive securities – convertible notes	60,000,000	70,765,479

Weighted average outstanding shares of common stock –diluted	6,899,939	-

	66,899,939	70,765,479
Profit (loss) per share - basic:
Continuing Operations	$(0.01)	$(0.01)
Discontinued Operations	$-	$-
	$(0.01)	$(0.01)
Profit (loss) per share - diluted:
Continuing Operations	$0.00	$(0.01)
Discontinued Operations	$-	$-
	$0.00	$(0.01)

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

2013	$56,858
Thereafter	-
Total minimum payment	$56,858

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

Unaudited,
Proforma
Year Ended
December 31,
2011

Revenues	$47,279
Net Loss applicable to common shareholders	$(719,344)
Loss per share	$(0.01)

Weighted Average Shares Outstanding	60,000,000

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

18. Restatement

During the course of internal evaluation, our accounting staff discovered some misstatements in our previously reported financial statements for the year ended December 31, 2012 that required correction relating to: (1) the improper accounting treatments for the issued convertible notes. Specifically, the derivative liability was understated by $423,480, the convertible notes, net of debt discounts were overstated by $751,993, the accrued interests were understated by $69,105, the interest expenses were understated by $409,921, the gain on derivative liability understated by $669,329.

The changes on the relevant financial statements for the year ended December 31, 2012 are shown in the following:

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2012
	Original	Restated
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$76,594	$76,594
Other payables and accrued expenses	109,147	109,147
Deferred revenue	78,811	78,811
Derivative liability	-	423,480
Accrued interest	-	140,520
Convertible notes	63,000	46,040

Total Current Liabilities	327,552	874,592

Convertible notes, net of debt discount	1,050,000	314,967
Accrued interest	71,415	-
Deferred revenue	20,130	20,130

Total Liabilities	1,469,097	1,209,689

Shareholders’ Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding December 31, 2012 and 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 60,000,000 issued and outstanding December 31, 2012 and 2011	60,000	60,000
Additional paid in capital	131,562	131,562
Accumulated deficit	(1,467,058)	(1,207,650)
Accumulated other comprehensive income	33,044	33,044

Total Shareholders’ Deficit	(1,242,452)	(983,044)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$226,645	$226,645

As a result of the restatement of the consolidated balance sheet as of December 31, 2012, the $547,040 increment of current liabilities derived from derivative liabilities increase by $423,480, accrued interest increase by $140,520, short-term convertible note decrease by $16,960; were offset by the reduction of $806,448 long term liabilities which were comprised of $735,033 reduction in long-term convertible debt and $71,415 reduction in accrued interest. The total liabilities were reduced by $259,408. The total accumulated deficit was also reduced by $259,408 and rendered the total liabilities and shareholders’ equity the same as $226,645.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended	For the year ended
	December 31,	December 31,
	2012	2012
	Original	Restated
Revenue	$277,406	$277,406
Cost of Revenue	17,953	17,953
Gross Profit	259,453	259,453

Operating Expenses:
Selling expense	41,136	41,136
General and administrative expense	986,908	986,908
Total Operating Expenses	1,028,044	1,028,044
Loss from Operations	(768,591)	(768,591)

Other Income (Expense):
Interest income	853	853
Interest expense	(53,163)	(122,268)
Amortisation of debt instrument	-	(340,816)
Gain on derivative	-	669,329
Other income	126,724	126,724
Total Other Income (Expense)	74,414	333,822
Loss Before Taxes	(694,177)	(434,769)
Income tax expense	-	-
Loss from continuing operation	$(694,177)	$(434,769)

Net Loss	(694,177)	(434,769)
Less: income attributable to non-controlling interest	-	-

Net loss attributable to XcelMobility	$(694,177)	$(434,769)

Net Loss	(694,177)	(434,769)
Foreign currency translation adjustment	2,381	2,381
Comprehensive loss	(691,796)	(432,388)
Less: Comprehensive Income attributable to
Non-controlling interest	-	-
Comprehensive loss attributable to XcelMobility	(691,796)	(432,388)

Basic and diluted loss per share attributable to
XcelMobility shareholders:
Continuing Operation	$(0.01)	$(0.01)
Discontinued Operation	-	-
Basic and diluted loss per share attributable to
XcelMobility shareholders:	(0.01)	(0.01)
Basic and diluted weighted average number of shares outstanding	60,000,000	60,000,000

As a result of the restatement of the consolidated statement of operations and comprehensive loss, the total expenses was reduced with $259,408 owing to additional interest expenses of $69,105 and additional amortisation of debt discount of $340,816 offset by gain on derivative $669,329. The operation loss and net loss reduced to $434,769 from $694,177. The comprehensive loss reduced to $432,388 from $691,796.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31.	December 31.
	2012	2012
	Original	Restated
Cash Flows from Operating Activities:
Net loss	$(694,177)	$(434,769)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	20,381	20,381
Amortization	379	379
Stock compensation expenses	59,314	59,314
Amortisation of debt discount	-	340,816
Fair value adjustment on derivative liability	-	(669,329)

Changes in assets and liabilities:
Trade accounts receivable	(19,302)	(19,302)
Other receivables and prepayment	(159)	(159)
Advances to suppliers	(3,371)	(3,371)
Inventory	(348)	(348)
Accounts payable	35,211	35,211
Accrued interest	53,161	122,266
Other taxes payable	1,787	1,787
Other payables and accrued expenses	62,301	62,301
Deferred revenue	(204,959)	(204,959)

Net Cash Used In Operating Activities	(689,782)	(689,782)

As a result of the restatement of consolidated statement of cash flow, the net loss reduced by $$259,408 from $694,177 to $434,769 which were offset by increment of amortisation of debt discount by $340,816, reduction of fair value adjustment on derivative liabilities by $669,329, increment of accrued interest by $69,105. The net cash used in operating activities did not have any changes.