Form 10-Q/A
period 2013-03-31
XcelMobility Inc.
filed 2013-08-21
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Class	Outstanding as of August 6, 2013
Common stock, $.001 par value	72,387,585 shares

EXPLANATORY NOTE

This Amendment No.1 on Form 10-Q/A (“the Amended 10-Q”) to the Registrant's Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2013 (the "Original Filing") is being made to correct the improper accounting treatment that was applied to certain issued convertible notes in the Balance Sheet as of March 31, 2013 and December 31, 2012, the Consolidated Statements of Operations and Comprehensive Loss and the Statements of Shareholders’ Equity for the quarterly periods ended March 31, 2013 and 2012, and the related notes and disclosures, in accordance with ASC 470. No other information included in the Original Filing is amended hereby.

Except for (i) the foregoing amended information, (ii) certain updates in the Subsequent Events section of the Notes to the Condensed Consolidated Financial Statements, and (iii) changes to the Controls and Procedures section, this Amended 10-Q continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2013	2012
ASSETS	(Restated)	(Restated)
Current Assets:
Cash and cash equivalents	$308,680	$98,739
Trade accounts receivable	24,257	19,309
Other receivables, net of allowance for doubtful accounts of $3,519 and $3,500, respectively	1,599	5,615
Inventory	350	348
Prepaid expenses	8,936	8,887
Advances to suppliers	-	3,372

Total Current Assets	343,822	$136,270

Property, Plant and Equipment, net of accumulated depreciation of $73,335 and $65,500, respectively	84,548	90,375

TOTAL ASSETS	$428,370	$226,645

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$-	$76,594
Other payables and accrued expenses	685,303	109,147
Deferred revenue	40,601	78,811
Convertible notes, net of debt discount	59,446	46,040
Derivative liability	423,480	423,480
Accrued interest	69,105	140,520

Total Current Liabilities	$$1,277,935	$874,592

Convertible notes	391,876	314,967
Accrued interest	56,528	-
Deferred revenue	23,041	20,130

Total Liabilities	$$1,749,380	$1,209,689

Shareholders’ Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding March 31, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 60,940,781 and 60,000,000 issued and outstanding March 31, 2013 and December 31, 2012 respectively	60,941	60,000
Additional paid in capital	167,941	131,562
Accumulated deficit	(1,578,758)	(1,207,650)
Accumulated other comprehensive income	28,866	33,044
Total Shareholders’ Deficit	(1,321,010)	(983,044)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$428,370	$226,645

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012
	(Restated)	(Restated)
Revenue	$26,374	$63,200

Cost of Revenue	-	4,300

Gross Profit	26,374	58,900

Operating Expenses:
Selling expense	4,487	19,900
General and administrative expense	281,932	312,700
Total Operating Expenses	286,419	332,600
Income (loss) from Operations	(260,045)	(273,700)

Other Income (Expense):
Interest income	35	300
Interest expense	(12,540)	(29,334)
Amortization of debt discount	(112,522)	(110,313)
Other income (expense)	13,964	(47,600)
Total Other Income (Expense)	(111,063)	(186,947)
Loss Before Taxes	(371,108)	(460,647)
Income tax expense	-	-

Net Loss	(371,108)	(460,647)
Foreign currency translation adjustment	(4,178)	2,000
Comprehensive loss	$(375,286)	$(458,647)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	60,195,591	60,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013		2012
	(Restated)		(Restated)
Cash Flows from Operating Activities:
Net loss	$(371,108)	$	$(460,647)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	7,409		4,300
Stock based compensation expense	15,114		-
Amortisation of debt discount	112,522		110,313

Changes in assets and liabilities:
Trade accounts receivable, net	(4,834)		-
Other receivable and prepayment	4,040		(100)
Advances to suppliers	3,385		-
Accounts payable	(76,594)		94,400
Accrued interest	(14,888)		29,334
Other taxes payable	(740)		-
Other payables and accrued expenses	576,255		(14,200)
Deferred revenue	(35,785)		(73,800)

Net Cash (Used In) Operating Activities	214,776		(310,400)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(1,158)		(17,800)
Net Cash Used In Investing Activities	(1,158)		(17,800)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	-		50,000
Net Cash Provided By Financing Activities	-		50,000

Effect of Exchange Rate Changes on Cash	(3,677)		3,800

Net Change in Cash	209,941		(274,400)

Cash and Cash Equivalents at Beginning of Period	98,739		615,200

Cash and Cash Equivalents at End of Period	$308,680		$340,800

Supplement Cash Flow Information
Cash paid during the period for interest	$-		$-
Cash paid during the period for income taxes	$-		$-

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

-

The holder of the equity investment in CC Power lacks the direct or indirect ability to make decisions about the entity’s activities that have a significant effect on the success of CC Power, having assigned their voting rights and all managerial authority to CC Investment. (ASC 810-10-15-14(b)(1)).

-

The holder of the equity investment in CC Power lacks the obligation to absorb the expected losses of CC Power, having assigned to CC Investment all revenue and responsibility for all payables. (ASC 810-10-15-14(b)(2).

-

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

The new amendments will require an organization to:

-   Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

-   Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

During the three months ended March 31, 2013 and 2012, depreciation expense was approximately $7,409 and $4,300, respectively.

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of March 31, 2013 and December 31, 2012 are as follow:

Lender	Date of	Maturity	Loan	Interest	Convertible	March	December
	Note	Date	Amount	Rate	Number of	31,	31,
				(p.a.)	stock	2013	2012

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	600,000	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	400,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	600,000	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	200,000	50,000	50,000
First Capital A.G.	April 25, 2012	April 25, 2014	100,000	5%	1,223,990	100,000	100,000
Asher Enterprises, Inc.	July 27, 2012	April 13, 2013	63,000	8%	1,520,270	63,000	63,000
Asher Enterprises, Inc.	October 17,2012	July 17, 2013	53,000	8%	1,278,958	53,000	53,000
Asher Enterprises, Inc.	January 24, 2013	September 21, 2013	37,500	8%	904,923	37,500	-

						$1,203,500	$1,166,000
					Less: Debt discount from beneficial conversion feature	752,178	804,993
						451,322	361,007

					Less: Current portion	59,446	46,040
					Non-current portion	$391,876	$314,967

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest expense for the three months ended March 31, 2013 and 2012 was $12,540 and $29,334, respectively.

Amortization of the beneficial conversion feature for the quarter ended March 31, 2013 and 2012 were $112,522 and $110,313 respectively.

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

The convertible promissory note issued to Asher Enterprises, Inc., is convertible upon the occurrence of the following events:

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The fair value of the embedded conversion feature of these notes as at March 31, 2013 and December 31, 2012 was $ $423,480 and $423,480, respectively. Those fair values will be assessed as at December 31, 2013.

Except for the convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012, and the convertible promissory notes issued to Asher Enterprises, Inc., the fair value of the convertible notes was calculated using the Black-Scholes model with the following assumptions: expected life of 5 year, expected dividend rate of 0%, volatility of 167.0% and interest rates ranged at 0.36% .

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013:

	Fair Value Measurements at March 31, 2013
	Quoted Prices In		Significant
	Active Markets for	Significant Other	Unobservable	Total Carrying
	Identical Assets	Observable Inputs	Inputs	Value as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	March 31, 2013

Derivative warrant instruments	$-	$-	$423,480	$423,480

Total	$-	$-	$423,480	$423,480

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

The following table sets forth the components of deferred income taxes as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating losses - U.S.	$206,777	$129,630
Net operating losses - PRC and Hong Kong	77,722	68,625
Deferred revenue	63,642	19,703
Allowance for doubtful accounts	3,519	-

	351,660	217,958
Valuation allowance	(351,660)	(217,958)
Deferred tax assets, net	$-	$-

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

The change in valuation allowance for the three months ended March 31, 2013 and 2012 was an increase of $133,702 and an increase of $92,900, respectively.

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

	For The Three Months Ended
	March 31,
	2013	2012

Net (loss) income available for common shareholders - basic	$(371,108)	$(460,647)
Interest expense on convertible notes	12,540	29,334
Net (loss) income available for common shareholders - diluted	$(358,568)	$(431,313)

Weighted average outstanding shares of common stock – basic	60,195,591	60,000,000

Loss per share - basic	$(0.01)	$(0.01)

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

Conversion of convertible notes into common stock
On April 2, 2013, convertible notes with principal amount of $16,000 were converted into 379,147 shares of common stock with applicable conversion price at $0.0422.

On April 10, 2013, convertible notes with principal amount of $10,000 were converted into 331,217 shares of common stock with applicable conversion price at $0.0378.

Share Exchange Agreement
On May 7, 2013, the “Company entered into and consummated a Stock Purchase Agreement (the “Agreement”) with Shenzhen CC Power Investment Consulting Co., Ltd., a company organized under the laws of the People’s Republic of China and an indirect wholly-owned subsidiary of the Company (“CC Power”), Shenzhen Jifu Communication Technology Co., Ltd. a company organized under the laws of the People’s Republic of China (“Jifu”) the shareholders of Jifu set forth in the signature page to the Agreement (the “Jifu Shareholders”) and Hui Luo.

Jifu develops and distributes optical transmitters and receivers, electronic surveillance equipment, and other communications equipment. Jifu also engages in the purchase and sale of electronic products, network products, and communications equipment. In order to bolster its business, Jifu also engages in software research and development.

Pursuant to the terms and conditions of the Agreement, the Company will issue an aggregate of 27,000,000 shares of the Company’s common stock (the “Purchase Shares”) to the Jifu Shareholders as consideration for Jifu entering into certain controlling agreements (the “VIE Agreement”) with CC Power. CC Power will effectively own Jifu through the various conditions prescribed in the VIE Agreements. The Company will also grant 3,000,000 shares (the “Luo Shares”, together with the Purchase Shares, the “Shares’”) to Mr. Luo.

The Shares will be released to the Jifu Shareholders and Mr. Luo after the Company has reviewed Jifu’s audited financial statements for the year ended December 31, 2013. If Jifu has achieved net revenue of $4,000,000 for the year ended December 31, 2013 (the “Target”), then the Company will release the Shares to the Jifu Shareholders and Mr. Luo in their full respective amounts. If Jifu has not achieved the Target by the end of the calendar year, the Company will decrease the amount of shares of common stock issued to the Jifu Shareholders and Mr. Luo in accordance with a formula set forth in the Agreement and release the Shares to the Jifu Shareholders and Mr. Luo in their respective decreased amounts. The Agreement has been approved by the boards of directors of the Company, CC Power, and Jifu, and the Jifu Shareholders.

Service and equipment agreement - Jifu
In January, 2013, Jifu entered into an agreement with Shenzhen Hong Di Industry Co., Ltd (“Hong Di”), a company incorporated in the PRC. Jifu will provide the software and computer equipment with technical support services to Hong Di. The total consideration of this agreement is amounting to US$4,306,740 (equivalent to RMB27,169,500). The term of this agreement is 3 years. Ms. Sumin Su was the common director of both Jifu and Hong Di, before her resignation from the director of Hong Di being effective on June 19, 2013.

14. Restatement

During the course of internal evaluation, our accounting staff discovered some misstatements in our previously reported financial statements for the quarters ended March 31, 2013 and 2012 that required correction relating to: (1) the improper accounting treatments for the issued convertible notes.

Specifically, for the quarter ended March 31, 2013, the derivative liability was understated by $423,480, the short-term convertible notes, net of debt discounts were understated by $18,652, the short-term accrued interests were understated by $69,105, the long-term convertible notes were overstated by $658,124, the long-term accrued interest were overstated by $25,912, the accumulated deficits were overstated by $172,799, the interest expenses were understated by $86,609, and the amortization of debt discount was understated by $112,522.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the quarter ended March 31, 2012, the total expenses was understated by $127,847 owing to amortization of debt discount was understated by $110,313, and the interest expenses were understated by $17,534. The net loss and comprehensive loss was understated by $127,847.

The changes on the financial statements for the quarters ended March 31, 2013 and 2012 are shown in the following:

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2013	2013
	Original	Restated
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Other payables and accrued expenses	$685,303	$685,303
Deferred revenue	40,601	40,601
Derivative liability	-	423,480
Accrued interest	-	69,105
Convertible notes	40,794	59,446

Total Current Liabilities	766,698	1,277,935

Convertible notes, net of debt discount	1,050,000	391,876
Accrued interest	82,440	56,528
Deferred revenue	23,041	23,041

Total Liabilities	1,922,179	1,749,380

Shareholders’ Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding March 31, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 60,940,781 issued and outstanding March 31, 2013 and December 31, 2012	60,941	60,941
Additional paid in capital	167,941	167,941
Accumulated deficit	(1,751,557)	(1,578,758)
Accumulated other comprehensive income	28,866	28,866

Total Shareholders’ Deficit	(1,493,809)	(1,321,010)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$428,370	$428,370

As a result of the restatement of the consolidated balance sheet as of March 31, 2013, the $511,237 increment of current liabilities derived from derivative liabilities increased by $423,480, accrued interest increased by $69,105, short-term convertible note increased by $18,652; were offset by the reduction of $684,036 long term liabilities which were comprised of $658,124 reduction in long-term convertible notes and $25,912 reduction in accrued interest. The total liabilities were reduced by $172,799. The total accumulated deficit was also reduced by $172,799 and rendered the total liabilities and shareholders’ equity the same as $428,370.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the quarter ended	For the quarter ended
	March 31,	March 31,
	2013	2013
	Original	Restated
Revenue	$26,374	$26,374
Cost of Revenue	-	-
Gross Profit	26,374	26,374

Operating Expenses:
Selling expense	4,487	4,487
General and administrative expense	281,932	281,932
Total Operating Expenses	286,419	286,419
Loss from Operations	(260,045)	(260,045)

Other Income (Expense):
Interest income	35	35
Interest expense	(38,453)	(12,540)
Amortization of debt discount	-	(112,522)
Other income (expense)	13,964	13,964
Total Other Income (Expense)	(24,454)	(111,063)
Loss Before Taxes	(284,499)	(371,108)
Income tax expense	-	-
Loss from continuing operation	$(284,499)	$(371,108)

Net Loss	(284,499)	(371,108)
Foreign currency translation adjustment	(4,178)	(4,178)
Comprehensive loss	(288,677)	(375,286)

Basic and diluted loss per share:	$(0.00)	$(0.01)

Basic and diluted weighted average number of shares outstanding	60,195,591	60,195,591

As a result of the restatement of the consolidated statement of operations and comprehensive income, the total expenses was increased by $86,609 owing to additional amortization of debt discount of $112,522, offset by interest expenses of $25,913. The net loss and comprehensive loss increased by $86,609.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the quarter ended	For the quarter ended
	March 31,	March 31,
	2012	2012
	Original	Restated
Revenue	$63,200	$63,200
Cost of Revenue	4,300	4,300
Gross Profit	58,900	58,900

Operating Expenses:
Selling expense	19,900	19,900
General and administrative expense	312,700	312,700
Total Operating Expenses	332,600	332,600
Loss from Operations	(273,700)	(273,700)

Other Income (Expense):
Interest income	300	300
Interest expense	(11,800)	(29,334)
Amortization of debt discount	-	(110,313)
Other income (expense)	(47,600)	(47,600)
Total Other Income (Expense)	(59,100)	(186,947)
Loss Before Taxes	(332,800)	(460,647)
Income tax expense	-	-
Loss from continuing operation	$(332,800)	$(460,647)

Net Loss	(332,800)	(460,647)
Foreign currency translation adjustment	2,000	2,000
Comprehensive loss	(330,800)	(458,647)

Basic and diluted loss per share:	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	60,000,000	60,000,000

As a result of the restatement of the consolidated statement of operations and comprehensive income, the total expenses was increased by $127,847 owing to additional amortization of debt discount of $110,313, and additional interest expenses of $17,534. The net loss and comprehensive loss increased by $127,847.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the quarter ended	For the quarter ended
	March 31,	March 31,
	2013	2013
	Original	Restated
Cash Flows from Operating Activities:
Net loss	$(284,499)	$(371,108)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,409	7,409
Stock compensation expenses	15,114	15,114
Amortization of debt discount	-	112,522

Changes in assets and liabilities:
Trade accounts receivable	(4,834)	(4,834)
Other receivables and prepayment	4,040	4,040
Advances to suppliers	3,385	3,385
Accounts payable	(76,594)	(76,594)
Accrued interest	11,025	(14,888)
Other taxes payable	(740)	(740)
Other payables and accrued expenses	576,255	576,255
Deferred revenue	(35,785)	(35,785)

Net Cash Used In Operating Activities	214,776	214,776

As a result of the restatement of consolidated statement of cash flow, the net loss increased by $86,609 from ($284,499) to ($371,108) which were offset by increment of amortisation of debt discount by $112,522, and decrease of accrued interest by $25,913. The net cash used in operating activities did not have any changes.

	For the quarter ended	For the quarter ended
	March 31,	March 31,
	2012	2012
	Original	Restated
Cash Flows from Operating Activities:
Net loss	$(332,800)	$(460,647)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,300	4,300
Amortization of debt discount	-	110,313

Changes in assets and liabilities:
Other receivable and prepayment	(100)	(100)
Accounts payable	94,400	94,400
Accrued interest	11,800	29,334
Other payables and accrued expenses	(14,200)	(14,200)
Deferred revenue	(73,800)	(73,800)

Net Cash Used In Operating Activities	(310,400)	(310,400)

As a result of the restatement of consolidated statement of cash flow, the net loss increased by $127,847 from ($332,800) to ($460,647) which were offset by increment of amortisation of debt discount by $110,313, and increment of accrued interest by $17,534. The net cash used in operating activities did not have any changes.

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

     Results of Operations

     The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed on April 1, 2013 and Form 10K/A filed on August 15, 2013.

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

Operating Expenses

     Our operating expenses for the three months ended March 31, 2013 was US$286,419 a decreased by US$46,181 or 14%, from the three months ended March 31, 2012. This decrease in operating expenses was primarily due to a decrease daily operating expenses.

Other Income

     Other income of $13,964 represents income recognized from the grant from the Science, Industry, Trade & Information Technology Commission of the Shenzhen Municipality.

Net income (loss)

     A net loss of (US$371,108) resulted for the three months ended March 31, 2013 compared to net loss of (US$460,647) for the three months ended March 31, 2012 a decrease of US$89,539 primarily due to decrease daily operating expenses.

Comprehensive loss

     Our comprehensive loss decreased by US$89,539 from (US$458,647) for the three months ended March 31, 2012 to (US$375,286) for the three months ended March 31, 2013. The decrease was primarily due to decreased daily operating expenses as above.

Liquidity and Capital Resources

Overview

     As of March 31, 2013, we had cash and equivalents on hand of US$308,680 and net current liabilities of US$934,113. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through June 30, 2013. To meet our future objectives, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Net cash provided by financing activities

     Net cash used by financing activities for the three months ended March 31, 2013 was nil compared to net cash provided by financing activities for the three months ended March 31, 2012 was US$50,000. The decrease in cash provided by financing activities was primarily due to the decrease of issuance of convertible notes.

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

iv)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

     Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

XCELMOBILITY INC.

Dated: August 21, 2013	/s/ Xili Wang
By: Xili Wang
Its: Chief Financial Officer and Secretary (Principal Financial
Officer and Principal Accounting Officer)