Form 10-Q
period 2013-06-30
XcelMobility Inc.
filed 2013-08-21
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$137,100	$98,739
Trade accounts receivable	26,099	19,309
Other receivables, net of allowance for doubtful accounts of $3,500 and $3,500, respectively	4,675	5,615
Inventory	355	348
Prepaid expenses	9,071	8,887
Advances to suppliers	-	3,372

Total Current Assets	177,300	136,270

Property, Plant and Equipment, net of accumulated depreciation of $65,500 and $65,500, respectively	80,500	90,375

TOTAL ASSETS	$257,800	$226,645

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$-	$76,594
Other payables and accrued expenses	356,434	109,147
Deferred revenue	45,043	78,811
Convertible notes, net of debt discount	60,703	46,040
Derivative liability	423,480	423,480
Accrued interest	943	140,520

Total Current Liabilities	886,603	874,592

Convertible notes	381,791	314,967
Accrued interest	87,843	-
Deferred revenue	-	20,130

Total Liabilities	1,356,237	1,209,689

Shareholders' Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding June 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 71,972,073 and 60,000,000 issued and outstanding June 30, 2013 and December 31, 2012 respectively	71,972	60,000
Additional paid in capital	677,276	131,562
Accumulated deficit	(1,921,420)	(1,207,650)
Accumulated other comprehensive income	73,735	33,044
Total Shareholders' Deficit	(1,098,437)	(983,044)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$257,800	$226,645

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenue	$16,028	$63,600	$42,402	$126,800

Cost of Revenue	11	3,600	11	7,900
Gross Profit	16,017	60,000	42,391	118,900

Operating Expenses:
Selling expense	4,147	9,400	8,634	29,300
General and administrative expense	425,469	248,000	707,401	560,700
Total Operating Expenses	429,616	257,400	716,035	590,000
Loss from Operations	(413,599)	(197,400)	(673,644)	(471,100)

Other Income (Expense):
Interest income	173	400	208	700
Interest expense	(23,541)	(24,907)	(36,081)	(54,241)
Gain on derivative	309,687	-	309,687	-
Amortization of debt discount	(216,941)	(9,311)	(329,463)	(119,624)
Other income (expense)	1,560	66,800	15,524	19,200
Total Other Income (Expense)	70,938	32,982	(40,125)	(153,965)
Loss Before Taxes	(342,661)	(164,418)	(713,769)	(625,065)
Income tax expense	-	-	-	-
Net Loss	(342,661)	(164,418)	(713,769)	(625,065)
Foreign currency translation adjustment	21,294	300	17,116	2,300
Comprehensive (loss) income	(321,367)	(164,118)	(696,653)	(622,765)

Basic and diluted loss per share:
	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Basic and diluted weighted average number of shares outstanding	67,849,391	60,000,000	64,022,491	60,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:		(Restated)
Net loss	$(713,769)	$(625,065)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	12,932	9,100
Stock compensation expenses	140,728	25,200
Amortization of debt discount	329,463	119,624

Changes in assets and liabilities:
Trade accounts receivable, net	(6,321)	-
Other receivables and prepayment	1,043	(100)
Advances to suppliers	3,406	-
Inventory	-	(300)
Accounts payable	(76,594)	39,500
Accrued interest	(51,735)	54,241
Other payables and accrued expenses	278,707	43,300
Deferred revenue	(55,353)	(147,700)

Net Cash Used In Operating Activities	(137,493)	(482,200)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(1,533)	(22,500)
Net Cash Used In Investing Activities	(1,533)	(22,500)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	175,775	150,000
Net Cash Provided By Financing Activities	175,775	150,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,612	4,400

Net Change in Cash and Cash Equivalents	38,362	(350,300)

Cash and Cash Equivalents at Beginning of Period	98,739	615,200
Cash and Cash Equivalents at End of Period	$137,100	$264,900

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
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

CC Power had a 60% equity interest in Shenzhen Nanovision Technology Ltd. (“Nanovision”) as of December 31, 2010. On June 15, 2011, CC Power sold 25% of its ownership in Nanovision. In August 2011, CC Power sold its remaining 35% interest in Nanovision and after the disposition, CC Power has neither any ownership rights nor any involvement in Nanovision.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

2. Summary of Significant Accounting Policies - Continued

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2013	2012

Total current assets	$142,575	$113,894
Total assets	210,541	190,199
Total current liabilities	473,989	320,873
Total liabilities	473,989	341,003

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

2. Summary of Significant Accounting Policies - Continued

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed , were not material to our consolidated financial statements for the six months ended June 30, 2013 and 2012. Research and development expenses amounted to $40,843 and $33,400 for three months ended June 30, 2012 and 2011, respectively, and were included in general and administrative expense. Research and development expenses amounted to $96,840 and $145,500 for six months ended June 30, 2012 and 2011, respectively, and were included in general and administrative expense.

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2013
Balance sheet	RMB 6.1732 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.2395 to US $1.00

June 30, 2012
Balance sheet	RMB 6.3089 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.3027 to US $1.00

December 31, 2012
Balance sheet	RMB 6.3011 to US $1.00
Statement of income and other comprehensive income	RMB 6.3034 to US $1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
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

3. Going Concern

The Company has incurred significant continuing losses during the six months ended June 30, 2013 and has an accumulated deficit at June 30, 2013 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of June 30, 2013, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

4. Property and Equipment, net

Property and equipment, net consist of the following:

	June 30,	December 31,
	2013	2012

Equipment	$134,472	$132,017
Office equipment	15,449	13,617
Leasehold improvements	8,585	8,411
Software	1,934	1,895

	160,440	155,940
Less: Accumulated depreciation	(79,940)	(65,565)
Property and equipment, net	$80,500	$90,375

The depreciation expense was $6,966 and $4,800 for the three months ended June 30, 2013 and 2012, respectively. The depreciation expense was $14,375 and $9,100 for the six months ended June 30, 2013 and 2012, respectively.

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

Deferred revenue included on the balance sheets as of June 30, 2013 and December 31, 2012 is as follow:

	June 30,	December 31,
	2013	2012
Deferred revenue:
Current	$45,043	$78,811
Non-current	-	20,130
Total	$45,043	$98,941

The table below sets forth the deferred revenue activities during the six months ended June 30, 2013 and 2012:

	For the six months ended June 30,
	2013	2012

Deferred revenue, balance at beginning of period	$98,941	$301,200
Add: Payments received from customers during the three months	-	-
Add: Government grant received during the three months	-	-
Less: government grant earned during the three months	(15,524)	(21,600)
Less: Revenue earned during the three months	(38,374)	(123,600)
Deferred revenue, balance at end of period	$45,043	$156,000

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

6. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of June 30, 2013 and December 31, 2012 are as follow:

Lender	Date of	Maturity	Loan	Interest	Convertible	June 30,	December
	Note	Date	Amount	Rate	Number of	2013	31,
				(p.a.)	stock		2012

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	600,000	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	400,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	600,000	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	200,000	50,000	50,000
First Capital A.G.	April 25, 2012	April 25, 2014	100,000	5%	1,223,990	100,000	100,000
Asher Enterprise s, Inc.	July 27, 2012	April 13, 2013	63,000	8%	-	-	63,000
Asher Enterprise s, Inc.	October 17,2012	July 17, 2013	53,000	8%	-	-	53,000
Asher Enterprise s, Inc.	January 24, 2013	September 21, 2013	37,500	8%	1,019,022	37,500	-

						$1,087,500	$1,166,000
					Less: Debt discount from beneficial conversion feature	645,006	804,993
						442,494	361,007

					Less: Current portion	60,703	46,040
					Non-current portion	$381,791	$314,967

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

6. Convertible Promissory Notes - Continued

Interest expense for the three months ended June 30, 2013 and 2012 was $23,541 and $24,907, respectively. Interest expense for the six months ended June 30, 2013 and 2012 was $36,081 and $54,241, respectively.

Amortization of the beneficial conversion feature for the quarter ended June 30, 2013 and 2012 were $216,941 and $9,311 respectively.

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

6. Convertible Promissory Notes - Continued

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

The fair value of the embedded conversion feature of these notes as at June 30, 2013 and December 31, 2012 was $ $423,480 and $423,480, respectively. Those fair values will be assessed as at December 31, 2013.

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

6. Convertible Promissory Notes - Continued

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013:

	Fair Value Measurements at June 30, 2013
	Quoted Prices In		Significant
	Active Markets for	Significant Other	Unobservable	Total Carrying
	Identical Assets	Observable Inputs	Inputs	Value as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	March 31, 2013

Derivative warrant instruments	$-	$-	$423,480	$423,480

Total	$-	$-	$423,480	$423,480

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
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

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the six months ended June 30, 2013 and 2012. The open tax year for CC Mobility in Hong Kong is 2011.

The Company has no income tax expense for the three and six months ended June 30, 2013 and 2012 because it has incurred loss before tax from continuing operation.

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

The following table sets forth the components of deferred income taxes as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating losses - U.S.	$135,310	$129,630
Net operating losses - PRC and Hong Kong	43,533	68,625
Deferred revenue	56,822	19,703
Allowance for doubtful accounts	3,500	-

	239,165	217,958
Valuation allowance	(239,165)	(217,958)
Deferred tax assets, net	$-	$-

As of June 30, 2013, the Company has net operating losses carry forward of $833,077 in the U.S. and $449,122 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2012, respectively. We provided for a full valuation allowance against the deferred tax assets of $351,660 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the six months ended June 30, 2013 and 2012 was an increase of $21,207 and an increase of $126,800, respectively.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the six months ended June 30, 2013 and 2012.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

8. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $1,630 and $1,100 for the three months ended June 30, 2013 and 2012, respectively. The compensation expense related to this plan was $2,586 and $2,600 for the six months ended June 30, 2013 and 2012, respectively.

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

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net (loss) income available for common shareholders - basic	$(342,661)	$(164,418)	$(713,769)	$(713,769)
Interest expense on convertible notes	23,541	24,907	36,081	54,241

Net (loss) income available for common shareholders - diluted	$(319,120)	$(141,511)	$(677,688)	$(659,528)

Weighted average outstanding shares of common stock – basic and diluted	67,849,391	60,000,000	64,022,491	60,000,000

Loss per share - basic:	$(0.01)	$(0.00)	$(0.01)	$(0.01

Since the company is suffering losses, the dilutive loss per share is equal to the basic loss per share for the three months and six months ended June 30, 2013 and 2012 because the convertible notes are anti-dilutive.

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

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under operating lease are as follows:

2013	$12,165
Thereafter	-
Total minimum payment	$12,165

The Company incurred rental expenses of $21,668 and $21,300 for the three months ended June 30, 2013 and 2012, respectively.

The Company incurred rental expenses of $43,080 and $42,600 for the six months ended June 30, 2013 and 2012, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

11. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	June 30,		June 30,
	2013	2012	2013	2012

Customer A	-	94%	-	94%
Customer B	50%	*	40%	*
Customer C	35%	-	28%	-
Customer D	15%	-	26%	-

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

13. Subsequent Events

The Company has evaluated all other subsequent events through August 19, 2013, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the following:

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

Service and equipment agreement – Jifu

In January, 2013, Jifu entered into an agreement with Shenzhen Hong Di Industry Co., Ltd (“Hong Di”), a company incorporated in the PRC. Jifu will provide software and computer equipment with technical support services to Hong Di. The total consideration of this agreement is US$4,306,740 (equivalent to RMB27,169,500). The term of this agreement is 3 years. Ms. Sumin Su was the common director of both Jifu and Hong Di, before her resignation from the director of Hong Di became effective on June 19, 2013.

14. Restatement

During the course of internal evaluation, our accounting staff discovered some misstatements in our previously reported financial statements for the year ended December 31, 2012 and for the quarter ended June 30, 2012, that required correction relating to: (1) the improper accounting treatments for the issued convertible notes.

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

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months	For the Three Months
	Ended	Ended
	June 30,	June 30,
	2012	2012
	Original	Restated
Revenue	$63,600	$63,600
Cost of Revenue	3,600	3,600
Gross Profit	60,000	60,000

Operating Expenses:
Selling expense	9,400	9,400
General and administrative expense	191,800	248,000
Total Operating Expenses	201,200	257,400
Loss from Operations	(141,200)	(197,400)

Other Income (Expense):
Interest income	400	400
Interest expense	(12,700)	(24,907)
Amortization of debt discount	-	(9,311)
Other income (expense)	10,600	66,800
Total Other Income (Expense)	(1,700)	(32,982)
Loss Before Taxes	(142,900)	(164,418)
Income tax expense	-	-
Loss from continuing operation	$(142,900)	$(164,418)

Foreign currency translation adjustment	300	300
Comprehensive loss	(142,600)	(164,118)

Basic and diluted loss per share:	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	60,000,000	60,000,000

As a result of the restatement of the consolidated statement of operation for the three months ended June 30, 2012, the interest expense increased by $12,207, and the amortization of debt discount increased by $9,311.

	For the Six Months	For the Six Months
	Ended	Ended
	June 30,	June 30,
	2012	2012
	Original	Restated
Revenue	$126,800	$126,800
Cost of Revenue	7,900	7,900
Gross Profit	118,900	118,900

Operating Expenses:
Selling expense	29,300	29,300
General and administrative expense	560,700	560,700
Total Operating Expenses	590,000	590,000
Loss from Operations	(471,100)	(471,100)

Other Income (Expense):
Interest income	700	700
Interest expense	(24,500)	(54,241)
Amortization of debt discount	-	(119,624)
Other income (expense)	19,200	19,200
Total Other Income (Expense)	(4,600)	(153,965)
Loss Before Taxes	(475,700)	(625,065)
Income tax expense	-	-
Loss from continuing operation	$(475,700)	$(625,065)

Foreign currency translation adjustment	2,300	2,300
Comprehensive loss	(473,400)	(622,765)

Basic and diluted loss per share:	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	60,000,000	60,000,000

As a result of the restatement of the consolidated statement of operation for the six months ended June 30, 2012, the interest expense increased by $29,741, and the amortization of debt discount increased by $119,624.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,
	2012	2012
Cash Flows from Operating Activities:	Original	Restated
Net loss	$(475,700)	$(625,065)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,100	9,100
Stock compensation expenses	25,200	25,200
Amortization of debt discount	-	119,624

Changes in assets and liabilities:
Other receivables and prepayment	(100)	(100)
Advances to suppliers		-
Inventory	(300)	(300)
Accounts payable	39,500	39,500
Accrued interest	24,500	54,241
Other payables and accrued expenses	43,300	43,300
Deferred revenue	(147,700)	(147,700)

Net Cash Used In Operating Activities	(482,200)	(482,200)

As a result of the restatement of the consolidated statement of cash flow for the six months ended June 30, 2012, the net loss increased by $149,365, the amortization of debt discount increased by $119,624, and the changes in accrued interest increased by $29,741.

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

Results of Operations

            The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed on April 1, 2013 and Amendment No. 1 to our Annual Report on Form 10-K/A filed on August 15, 2013.

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenue

            Our revenue for the three months ended June 30, 2013 totaled US$16,028, a decrease of 75% from US$63,600 for the three months ended June 30, 2012. This decrease in revenue was primarily due to a decrease in revenue from paying subscribers for our internet accelerator software.

Cost of revenue

            Cost of revenue decreased US$3,589, or 100%, from US$3,600 for the three months ended June 30, 2012. This decrease in cost of revenue was primarily due to a decrease in revenue.

Gross profit

            Gross profit for the three months ended June, 2013 was US$16,017, a decrease of US$43,983, or 73% from US$60,000 for the three months ended June 30, 2012. This decrease in gross profit was primarily due to decreased revenue as noted above.

Operating Expenses

            Our operating expenses for the three months ended June 30, 2013 increased by US$172,216, or 67%, from the three months ended June 30, 2012. This increase in operating expenses was primarily due to an increase in daily operating expenses.

Other Income

            Other income of $1,560 represents income recognized from the grant from the Science, Industry, Trade and Information Technology Commission of the Shenzhen Municipality.

Net income (loss)

            A net loss of (US$342,661) resulted for the three months ended June 30, 2013 compared to net loss of (US$164,418) for the three months ended June 30, 2012, an increase of (US$178,243). Our net loss increased primarily due to significant increases in operating expenses.

Comprehensive loss

            Our comprehensive loss increased by (US$157,249) from (US$164,118) for the three months ended June 30, 2012 to (US$321,367) for the three months ended June 30, 2013. The increase is primarily due to significant increases in operating expenses.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenue

            Our revenue for the six months ended June 30, 2013 totaled US$42,402, a decrease of 67% from US$126,800 for the six months ended June 30, 2012. This decrease in revenue was primarily due to a decrease in revenue from paying subscribers for our internet accelerator software.

Cost of revenue

            Cost of revenue decreased US$7,889, or 100%, from US$3,600 for the six months ended June 30, 2012. This decrease in cost of revenue was primarily due to a decrease in revenue.

Gross profit

            Gross profit for the six months ended June 30, 2013 was US$42,391 a decrease of US$76,509, or 64% from US$118,900 for the six months ended June 30, 2012. This decrease in gross profit was primarily due to decreased revenue as noted above.

Operating Expenses

            Our operating expenses for the six months ended June 30, 2013 increased by US$126,035, or 21% from the six months ended June 30, 2012. This increase in operating expenses was primarily due to an increase in daily operating expenses.

Other Income

            Other income of $15,524 represents income recognized from the grant from the Science, Industry, Trade and Information Technology Commission of the Shenzhen Municipality.

Net income (loss)

            A net loss of (US$713,769) resulted for the six months ended June 30, 2013 compared to net income of (US$625,065) for the six months ended June 30, 2012, an increase of (US$88,704). Our net loss increased primarily due to significant increases in operating expenses.

Comprehensive loss

            Our comprehensive loss increased by (US$73,888) from (US$622,765) for the six months ended June 30, 2012 to (US$696,653) for the six months ended June 30, 2013. The increase is primarily due to significant increases in operating expenses.

Liquidity and Capital Resources

Overview

            As of June 30, 2013, we had cash and equivalents on hand of US$137,100 and negative current liabilities of US$709,303. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through September 30, 2013. To meet our future objectives, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

            On January 23, 2012, we issued our standard convertible promissory note to an accredited investor in the amount of $50,000 at an interest rate of 5.00% per annum, maturing five years from the date of issuance.

            On March 9, 2013, we issued 6,000,000 shares of our common stock to an accredited investor in a private placement for an aggregate purchase price of $300,000.

            On April 23, 2013, we entered into an Investment Agreement (the “Investment Agreement”) with Dutchess Opportunity Fund II, LP, a Delaware limited partnership (“Dutchess”). Under the terms of the Investment Agreement, Dutchess will purchase, at our election, up to $2,000,000 of our registered common stock (the “Shares”). During the term of the Investment Agreement, we may at any time deliver a “put notice” to Dutchess thereby requiring Dutchess to purchase up to the lesser of (i) two hundred percent (200%) of the average daily volume of our common stock for the three trading days prior to the put notice or (ii) $100,000. Subject to certain restrictions, the purchase price for the Shares shall be equal to ninety-five percent (95%) of the lowest closing bid price for our common stock during the five-day trading period beginning on the date of delivery of the put notice.

            On July 16, 2013, we issued 2,400,000 shares of our common stock to an accredited investor in a private placement for an aggregate purchase price of $120,000.

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

Net cash provided by (used in) operating activities

            Net cash provided by (used in) operating activities for the six months ended June 30, 2013 was (US$137,493) compared to net cash used in operating activities of (US$482,200) for the six months ended June 30, 2012. This decrease in cash used in operating activities was primarily due to an increase in other payables and accrued expenses.

Net cash provided by (used in) investing activities

            Net cash used in investing activities for the six months ended June 30, 2013 was (US$1,533) compared to net cash used in investing activities for the six months ended June 30, 2012 of (US$22,500). This decrease in cash used in investing activities was primarily due to decrease investing of fixed assets.

Net cash provided by financing activities

            Net cash provided by financing activities for the six months ended June 30, 2013 was US$175,775, cash provided by financing activities for the six months ended June 30, 2012 was 150,000. The increase in cash provided by financing activities was as a result of the issuance of our convertible promissory notes.

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

            Considering the RMB balance of our cash as of June 30, 2013, which amounted to US$264,900, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$2,649 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

            We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

            There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

            None.

Item 1A. Risk Factors.

            Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            On April 2, 2013, convertible notes in the principal amount of $16,000 were converted into 379,147 shares of common stock with an applicable conversion price of $0.0422.

            On April 10, 2013, convertible notes in the principal amount of $10,000 were converted into 331,217 shares of common stock with an applicable conversion price of $0.0378.

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

3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on October 14, 2009).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2011).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2011).
10.1	MOU with Unified Communications, Inc. (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2013).
10.2	Investment Agreement, dated April 23, 2013, between the Company and Dutchess Opportunity Fund, II, LP (incorporated by reference to our Current Report on Form 8-K filed on April 29, 2013).
10.3	Registration Rights Agreement, dated April 23, 2013, between the Company and Dutchess Opportunity Fund, II, LP (incorporated by reference to our Current Report on Form 8-K filed on April 29, 2013).
10.4

Entrusted Management Agreement, dated May 7, 2013, by and among Shenzhen CC Power Investment Consulting Co., Jifu and the Jifu Shareholders (incorporated by reference to our Current Report on Form 8-K filed on May 13, 2013).

10.5

Technical Services Agreement, dated May 7, 2013, by and among Shenzhen CC Power Investment Consulting Co., Jifu and the Jifu Shareholders (incorporated by reference to our Current Report on Form 8-K filed on May 13, 2013).

10.6

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