Form 10-Q
period 2013-09-30
XcelMobility Inc.
filed 2013-11-06
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _________

Commission File Number 000-54333

XCELMOBILITY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-1102006
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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
[ x ] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
[ x ]Yes [   ] No

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
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2013
Common stock, $.001 par value	73,127,686

XCELMOBILITY INC.
FORM 10-Q

INDEX

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	5
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	6
Condensed Consolidated Statement of Cash Flows for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	7
Notes to Unaudited Consolidated Condensed Financial Statements	8-30

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	31
Item 3. Qualitative and Quantitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	38
Item 4. Mine Safety Disclosures	38
Item 5. Other Information	38
Item 6. Exhibits	38

Signatures	39

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on April 1, 2013 and Form 10-K/A filed on August 15, 2013.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	5
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited)	7
Notes to Unaudited Consolidated Condensed Financial Statements	8-30

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September	December
	30,	31,
	2013	2012
	(Unaudited)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$205,757	$98,739
Trade accounts receivable	1,001,676	19,309
Other receivables, net of allowance for doubtful accounts of $3,593 and $3,500, respectively	1,011,595	5,615
Inventory	2,088,069	348
Prepaid VAT	359,007	-
Prepaid expenses	-	8,887
Advances to suppliers	-	3,372

Total Current Assets	4,666,104	136,270

Property, Plant and Equipment, net of accumulated depreciation of $275,037 and $65,500, respectively	98,487	90,375
Goodwill	1,169,415	-

TOTAL ASSETS	$5,934,006	$226,645

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,718,961	$76,594
Other payables and accrued expenses	3,581,739	109,147
Deferred revenue	28,923	78,811
Convertible notes, net of debt discount	60,703	46,040
Derivative liability	423,480	423,480
Accrued interest	5,222	140,520

Total Current Liabilities	6,819,028	874,592

Convertible notes	555,028	314,967
Accrued interest	126,117	-
Deferred revenue	-	20,130

Total Liabilities	7,500,173	1,209,689

Shareholders' Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding September 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 73,127,686 and 60,000,000 issued and outstanding September 30, 2013 and December 31, 2012 respectively	73,128	60,000
Additional paid in capital	713,620	131,562
Accumulated deficit	(2,396,351)	(1,207,650)
Accumulated other comprehensive income	43,436	33,044
Total Shareholders' Deficit	(1,566,167)	(983,044)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,934,006	$226,645

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenue	$1,229,908	$72,000	$1,272,310	$198,800

Cost of Revenue	358,881	4,000	358,892	11,900
Gross Profit	871,027	68,000	913,418	186,900

Operating Expenses:
Selling expense	140,712	6,100	149,346	35,400
General and administrative expense	1,009,019	262,500	1,716,420	823,200
Total Operating Expenses	1,149,731	268,600	1,865,766	858,600
Loss from Operations	(278,704)	(200,600)	(952,348)	(671,700)

Other Income (Expense):
Interest income	61	100	269	800
Interest expense	(28,289)	-	(64,370)	(13,429)
Gain (loss) on derivative	(147,447)	(451,309)	162,240	(451,309)
Amortization of debt discount	(77,869)	-	(407,332)	(76,479)
Other income (expense)	57,316	173,557	72,840	108,800
Total Other Income (Expense)	(196,228)	(277,652)	(236,353)	(431,617)
Loss Before Taxes	(474,932)	(478,252)	(1,188,701)	(1,103,317)
Income tax expense	-	-	-	-
Net Loss	(474,932)	(478,252)	(1,188,701)	(1,103,317)
Foreign currency translation adjustment	(30,299)	(600)	10,392	1,700
Comprehensive (loss) income	(505,231)	(478,852)	(1,178,309)	(1,101,617)

Basic and diluted loss per share:
	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Basic and diluted weighted average number of shares outstanding	72,671,628	60,000,000	67,104,384	60,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:		(Restated)
Net loss	$(1,188,701)	$(1,103,317)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	29,075	14,300
Stock compensation expenses	582,058	88,900
Amortization of debt discount	407,332	76,479
Fair value adjustment on derivative liability	(162,240)	451,309

Changes in assets and liabilities:
Trade accounts receivable, net	415,736	(19,300)
Other receivables and prepayment	37,800	(300)
Advances to suppliers	3,420	(3,400)
Inventory	(60,872)	(300)
Accounts payable	(267,366)	64,100
Accrued interest	(9,180)	13,429
Other payables and accrued expenses	375,511	(12,600)
Deferred revenue	(71,775)	(120,300)

Net Cash Used In Operating Activities	90,798	(551,000)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(11,679)	(41,500)
Net Cash Used In Investing Activities	(11,679)	(41,500)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	22,760	213,000
Net Cash Provided By Financing Activities	22,760	213,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5,139	3,200

Net Change in Cash and Cash Equivalents	107,018	(376,300)

Cash and Cash Equivalents at Beginning of Period	98,739	615,200
Cash and Cash Equivalents at End of Period	$205,757	$238,900

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
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

CC Power Investment Consulting Co Ltd.

Shenzhen CC Power Investment Consulting Co. Ltd. (“CC Investment”), a wholly-owned subsidiary of CC Mobility, was incorporated on July 27, 2011 under the laws of the People’s Republic of China (“PRC”) as a wholly foreign owned limited liability company. The required registered capital is $2,000,000 and as of September 30, 2013, $400,000 of the registered capital has been received.

Shenzhen CC Power Corporation

Shenzhen CC Power Corporation (“CC Power”) is a Chinese enterprise organized in the PRC on March 13, 2003 in accordance with the Laws of the People’s Republic of China. The required registered capital of CC Power was approximately $1,547,000 (RMB 10,000,000) and as of December 31, 2011, the Company has paid up approximately $346,000 (RMB2, 526,000). In March 2011, Mr. Ryan Ge sold his 5% ownership in CC Power to the other shareholder, Xili Wang (“CC Power Shareholder”). Ms. Wang holds 100% ownership interest in CC Power as of September 30, 2013 and December 31, 2012.

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
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

As a result of the Exchange Transaction, the organizational structure of the Company is as follows:

Shenzhen Jifu Communication Technology Co., Ltd.

Shenzhen Jifu Communication Technology Co., Ltd (“Jifu”), was incorporated on April 16, 2001 under the laws of the People’s Republic of China (“PRC”) as a limited liability company. The required registered capital is RMB3,000,000 and all of the required registered capital has been contributed.

Jifu is primarily engaged in develops and distributes optical transmitters and receivers, electronic surveillance equipment, and other communications equipment. Jifu also engages in the purchase and sale of electronic products, network products, and communications equipment. In order to bolster its business, Jifu also engages in software research and development.

On May 7, 2013, the Company entered into and consummated a Stock Purchase Agreement (the “Agreement”) with Shenzhen CC Power Investment Consulting Co., Ltd., a company organized under the laws of the People’s Republic of China and an indirect wholly-owned subsidiary of the Company (“CC Power”), Shenzhen Jifu Communication Technology Co., Ltd. a company organized under the laws of the People’s Republic of China (“Jifu”) the shareholders of Jifu set forth in the signature page to the Agreement (the “Jifu Shareholders”) and Hui Luo.

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	September 30,	December 31,
	2013	2012

Total current assets	$86,610	$113,894
Total assets	158,401	190,199
Total current liabilities	451,591	320,873
Total liabilities	451,591	341,003

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed , were not material to our consolidated financial statements for the nine months ended September 30, 2013 and 2012. Research and development expenses amounted to $448,829 and $47,000 for three months ended September 30, 2013 and 2012, respectively, and were included in general and administrative expense. Research and development expenses amounted to $545,669 and $192,500 for nine months ended September 30, 2013 and 2012, respectively, and were included in general and administrative expense.

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2013
Balance sheet	RMB 6.1364 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.2132 to US $1.00

September 30, 2012
Balance sheet	RMB 6.3265 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.3180 to US $1.00

December 31, 2012
Balance sheet	RMB 6.3011 to US $1.00
Statement of income and other comprehensive income	RMB 6.3034 to US $1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
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

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted.

The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).

U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

3. Going Concern

The Company has incurred significant continuing losses during the nine months ended September 30, 2013 and has an accumulated deficit at September 30, 2013 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of September 30, 2013, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

4. Property and Equipment, net

Property and equipment, net consist of the following:

	September 30,	December 31,
	2013	2012

Equipment	$135,198	$132,017
Office equipment	229,332	13,617
Leasehold improvements	8,637	8,411
Software	1,946	1,895

	375,113	155,940
Less: Accumulated depreciation	(276,626)	(65,565)
Property and equipment, net	$98,487	$90,375

The depreciation expense was $14,700 and $5,200 for the three months ended September 30, 2013 and 2012, respectively. The depreciation expense was $29,075 and $14,300 for the nine months ended September 30, 2013 and 2012, respectively.

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

Deferred revenue included on the balance sheets as of September 30, 2013 and December 31, 2012 is as follow:

	September 30,	December 31,
	2013	2012
Deferred revenue:
Current	$28,923	$78,811
Non-current	-	20,130
Total	$28,923	$98,941

The table below sets forth the deferred revenue activities during the nine months ended September 30, 2013 and 2012:

	For the nine months ended
	September 30,
	2013	2012

Deferred revenue, balance at beginning of period	$98,941	$301,200
Add: Payments received from customers during the period	-	94,700
Add: Government grant received during the period	-	95,000
Less: government grant earned during the period	(16,744)	(111,200)
Less: Revenue earned during the period	(53,274)	(197,100)
Deferred revenue, balance at end of period	$28,923	$182,600

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

6. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of September 30, 2013 and December 31, 2012 are as follow:

Lender	Date of	Maturity	Loan	Interest	Convertible	September 30,	December 31,
	Note	Date	Amount	Rate	Number of	2013	2012
				(p.a.)	stock

Vantage Associate s SA	April 15, 2011	April 15, 2016	$150,000	5%	600,000	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	400,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	600,000	150,000	150,000
First Capital A.G.	Septembe r 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associate s SA	Septembe r 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associate s SA	October 27, 2011	October 27, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	200,000	50,000	50,000
First Capital A.G.	April 25, 2012	April 25, 2014	100,000	5%	1,223,990	100,000	100,000
Asher Enterprise s, Inc.	July 27, 2012	April 13, 2013	63,000	8%	-	-	63,000
Asher Enterprise s, Inc.	October 17,2012	July 17, 2013	53,000	8%	-	-	53,000

						$1,050,000	$1,166,000
					Less: Debt discount from beneficial conversion feature	434,269	804,993
						615,731	361,007

					Less: Current portion	60,703	46,040
					Non-current portion	$ 555,028	$ 314,967

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

6. Convertible Promissory Notes - Continued

Interest expense for the three months ended September 30, 2013 and 2012 was $28,289 and $14,200, respectively. Interest expense for the nine months ended September 30, 2013 and 2012 was $64,370 and $38,700, respectively.

Amortization of the beneficial conversion feature for the quarter ended September 30, 2013 and 2012 were $210,737 and $9,311 respectively.

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
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

The fair value of the embedded conversion feature of these notes as at September 30, 2013 and December 31, 2012 was $ $423,480 and $423,480, respectively. Those fair values will be assessed as at December 31, 2013.

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013:

Fair Value Measurements at September 30, 2013
Descriptions	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value as of September 30, 2013
Derivative warrant instruments	$ -	$ -	$ 615,731	$ 615,731
Total	$ -	$ -	$ 615,731	$ 615,731

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

7. Income Tax

We are subject to income tax in the United States, Hong Kong and PRC.

The Company’s subsidiaries, CC Power, CC Investment, and Jifu are incorporated in PRC and are subjected to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws (“EIT Law”). The subsidiaries locate in Shenzhen, a special economic region, where companies are allowed to gradually phase into the 25% statutory tax rate. The Company’s statutory income tax rate was 22% and 20% for 2010 and 2009, respectively. For 2012 the statutory income tax rate is 24% and the rate will be 25% for 2013 and thereafter. The open tax years in PRC are 2009-2011.

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the nine months ended September 30, 2013 and 2012. The open tax year for CC Mobility in Hong Kong is 2011.

The Company has no income tax expense for the three and nine months ended September 30, 2013 and 2012 because it has incurred loss before tax from continuing operation.

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

The following table sets forth the components of deferred income taxes as of September 30, 2013 and December 31, 2012:

	September 30	December 31,
	2013	2012
Deferred tax assets:
Net operating losses - U.S.	$268,645	$129,630
Net operating losses - PRC and Hong Kong	27,125	68,625
Deferred revenue	28,923	19,703
Allowance for doubtful accounts	3,500	-

	328,193	217,958
Valuation allowance	(328,193)	(217,958)
Deferred tax assets, net	$-	$-

As of September 30, 2013, the Company has net operating losses carry forward of $833,077 in the U.S. and $449,122 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2012, respectively. We provided for a full valuation allowance against the deferred tax assets of $328,193 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the nine months ended September 30, 2013 and 2012 was an increase of $110,235 and an increase of $173,000, respectively.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the nine months ended September 30, 2013 and 2012.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

8. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $24,454 and $2,000 for the three months ended September 30, 2013 and 2012, respectively. The compensation expense related to this plan was $27,040 and $4,600 for the nine months ended September 30, 2013 and 2012, respectively.

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

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30
	2013	2012	2013	2012
		(restated)		(restated)

Net (loss) income available for common shareholders - basic	$(474,932)	$(478,252)	$(1,188,701)	$(1,103,317)
Interest expense on convertible notes	28,289	-	64,370	13,429

Net (loss) income available for common shareholders - diluted	$(446,643)	$(478,252)	$(1,124,331)	$(1,089,888)

Weighted average outstanding shares of common stock – basic and diluted	72,671,628	60,000,000	67,104,384	60,000,000

Loss per share - basic:	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Since the company is suffering losses, the dilutive loss per share is equal to the basic loss per share for the three months and nine months ended September 30, 2013 and 2012 because the convertible notes are anti-dilutive.

10. Commitments and Contingencies

Operating commitments:

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under operating lease are as follows:

2013	$29,605
Thereafter	29,605
Total minimum payment	$59,210

The Company incurred rental expenses of $44,910 and $21,300 for the three months ended September 30, 2013 and 2012, respectively.

The Company incurred rental expenses of $80,797 and $63,800 for the nine months ended September 30, 2013 and 2012, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

11. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Customer A	-	82%	-	90%
Customer B	34%	-	33%	-
Customer C	24%	-	23%	-
Customer D	19%	-	19%	-
Customer E	17%	-	16%	-

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

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

13. Acquisition of Shenzhen Jifu Communication Technology Co., Ltd.

The Company acquired Shenzhen Jifu Communication Technology Co., Ltd.on July 5, 2013. The Company will issue 27,000,000 shares of its common stock, which was valued at $0.07 per share (market value on the date of acquisition) if Jifu has achieved net revenue of $4,000,000 for the year ended December 31, 2013 (the “Target”). The total purchase price for the acquisition was approximately $1.9 million which was primarily allocated to working capital, tangible property and equipment, identifiable intangible assets and goodwill. If Jifu has not achieved the Target by the end of the calendar year, the Company will decrease the amount of shares of common stock issued in accordance with a formula set forth in the Agreement.

The Company anticipates finalizing our purchase accounting for the acquisition no later than the end of 2013, upon the finalization of appraisals primarily related to fixed assets and intangible assets.

14. Subsequent Events

The Company has evaluated all other subsequent events through November 5, 2013, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

15. Restatement

During the course of internal evaluation, our accounting staff discovered some misstatements in our previously reported financial statements for the year ended December 31, 2012 and for the quarter ended September 30, 2012, that required correction relating to: (1) the improper accounting treatments for the issued convertible notes.

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

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months	For the Three Months
	Ended	Ended
	September 30,	September 30,
	2012	2012
	Original	Restated
Revenue	$72,000	$72,000
Cost of Revenue	4,000	4,000
Gross Profit	68,000	68,000

Operating Expenses:
Selling expense	6,100	6,100
General and administrative expense	262,500	262,500
Total Operating Expenses	268,600	268,600
Loss from Operations	(200,600)	(200,600)

Other Income (Expense):
Interest income	100	100
Interest expense	(14,200)	-
Gain (loss) on derivative	-	(451,309)
Amortization of debt discount	-	-
Other income (expense)	89,600)	173,557
Total Other Income (Expense)	75,500	(277,652)
Loss Before Taxes	(125,100)	(478,252)
Income tax expense	-	-
Loss from continuing operation	$(125,100)	$(478,252)

Foreign currency translation adjustment	(600)	(600)
Comprehensive loss	(125,700)	(478,852)

Basic and diluted loss per share:	$(0.00)	$(0.01)

Basic and diluted weighted average number of shares outstanding	60,000,000	60,000,000

As a result of the restatement of the consolidated statement of operation for the three months ended September 30, 2012, the other income increased by $83,957, the loss on derivative increased by $451,309, and the interest expense decreased by $14,200.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30,	September 30,
	2012	2012
	Original	Restated
Revenue	$198,800	$198,800
Cost of Revenue	11,900	11,900
Gross Profit	186,900	186,900

Operating Expenses:
Selling expense	35,400	35,400
General and administrative expense	823,200	823,200
Total Operating Expenses	858,600	858,600
Loss from Operations	(671,700)	(671,700)

Other Income (Expense):
Interest income	800	800
Interest expense	(38,700)	(13,429)
Gain (loss) on derivative	-	(451,309)
Amortization of debt discount	-	(76,479)
Other income (expense)	108,800	108,800
Total Other Income (Expense)	70,900	(431,617)
Loss Before Taxes	(600,800)	(1,103,317)
Income tax expense	-	-
Loss from continuing operation	$(600,800)	$(1,103,317)

Foreign currency translation adjustment	1,700	1,700
Comprehensive loss	(599,100)	(1,101,617)

Basic and diluted loss per share:	$(0.01)	$(0.02)

Basic and diluted weighted average number of shares outstanding	60,000,000	60,000,000

As a result of the restatement of the consolidated statement of operation for the nine months ended September 30, 2012, the interest expense decreased by $25,271, the amortization of debt discount increased by $76,479, and the loss on derivative increased by $451,309.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2012		2012
Cash Flows from Operating Activities:	Original		Restated
Net loss	$(600,800	) $	(1,103,317)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14,300		14,300
Stock compensation expenses	88,900		88,900
Amortization of debt discount	-		76,479
Fair value adjustment on derivative liability	-		451,309

Changes in assets and liabilities:
Trade accounts receivable, net	(19,300)		(19,300
Other receivables and prepayment	(300)		(300)
Advances to suppliers	(3,400)		(3,400)
Inventory	(300)		(300)
Accounts payable	64,100		64,100
Accrued interest	38,700		13,429
Other payables and accrued expenses	(12,600)		(12,600)
Deferred revenue	(120,300)		(120,300)
Net Cash Used In Operating Activities	(551,000)		(551,000)

As a result of the restatement of the consolidated statement of cash flow for the nine months ended September 30, 2012, the net loss increased by $502,517, the amortization of debt discount increased by $76,479, the fair value adjustment on derivative liability increased by $451,309, and the changes in accrued interest decreased by $25,271.

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

     We develop mobile applications for mobile devices that utilize cellular networks to connect to the Internet and hardware/software products to increase the speed of virtual private networks. We recently made a strategic decision to change our primary business focus to becoming a wearable computing company, with two main business divisions: the wearable computing group and the video and security group. As electronic miniaturization has moved us from mainframes to cellular phones, we believe that in the coming years wearable computing will replace or augment cellular phones on a growing basis. We believe this will include cellular phones and their related technology being embedded in wearable items, such as watches, belts, shoes, shirts, or glasses. We plan to focus on certain applications for wearable computing, including:

1.	Location-based services: core applications include finding friends/family/assets, location-based marketing, and security-related applications.
2.	Medical monitoring: for patients with heart disease, epilepsy, alzheimer's, and other aged-related maladies.
3.	Security force monitoring and deployment: wearable computing with video, sound, and location which allows for remote monitoring and deployment of security forces over the internet and in the cloud.
4.	Secure and touchless payment systems: near field communication-enabled wearable devices have the potential to become the wallets of the future.

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

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenue

     Our revenue for the three months ended September 30, 2013 totaled US$1,229,908, an increase of US$1,157,908, or 1,608.2% from US$72,000 for the three months ended September 30, 2012. This increase in revenue was primarily due to the acquisition of Jifu in the third quarter of 2013, which generated revenue of US$1,206,377 for the three months ended September 30, 2013.

Cost of revenue

     Cost of revenue for the three months ended September 30, 2013 totaled US$358,881, an increase of US$354,881, or 8,872.0%, from US$4,000 for the three months ended September 30, 2012. This increase in cost of revenue was primarily due to the acquisition of Jifu, which incurred cost of revenue of US$358,853 for the three months ended September 30, 2013.

Gross profit

     Gross profit for the three months ended September 30, 2013 was US$871,027, an increase of US$803,027, or 1,180.9% from US$68,000 for the three months ended September 30, 2012. This increase in gross profit was primarily due to the acquisition of Jifu, which generated gross profit of US$847,524 for the three months ended September 30, 2013.

Operating Expenses

     Our operating expenses for the three months ended September 30, 2013 was US$1,149,731, an increase of US$881,131, or 328.1%, from US$268,600 for the three months ended September 30, 2012. This increase in operating expenses was primarily due to the acquisition of Jifu, which incurred operating expenses of US$758,178 for the three months ended September 30, 2013.

Other Income

     Other income of $57,316 represents income recognized from the grant from the Science, Industry, Trade and Information Technology Commission of the Shenzhen Municipality.

Net loss

     A net loss of (US$474,932) resulted for the three months ended September 30, 2013 compared to net loss of (US$478,252) for the three months ended September 30, 2012, a decrease of US$3,320. Our net loss decreased primarily due to profits generated from newly acquired subsidiary, Jifu.

Comprehensive loss

     Our comprehensive loss increased by (US$26,379) from (US$478,852) for the three months ended September 30, 2012 to (US$505,231) for the three months ended September 30, 2013. The increase is primarily due to the foreign currency translation adjustment during this latest quarter.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Revenue

     Our revenue for the nine months ended September 30, 2013 totaled US$1,272,310, an increase of US$1,073,510 or 540.0% from US$198,800 for the nine months ended September 30, 2012. This increase in revenue was primarily due to the acquisition of Jifu in the third quarter of 2013, which generated revenue of US$1,206,377.

Cost of revenue

Cost of revenue increased by US$346,992, or 2,915.9%, from US$11,900 for the nine months ended September 30, 2012. This increase in cost of revenue was primarily due to the acquisition of Jifu, which incurred cost of revenue of US$358,853.

Gross profit

     Gross profit for the nine months ended September 30, 2013 was US$913,418, an increase of US$726,518, or 388.7% from US$186,900 for the nine months ended September 30, 2012. This increase in gross profit was primarily due to the acquisition of Jifu, which generated gross profit of US$847,524.

Operating Expenses

     Our operating expenses for the nine months ended September 30, 2013 increased by US$1,007,166, or 117.3% from US$858,600 for the nine months ended September 30, 2012. This increase in operating expenses was primarily due to the acquisition of Jifu, which incurred operating expenses of US$758,178.

Other Income

     Other income of $72,840 represents income recognized from the grant from the Science, Industry, Trade and Information Technology Commission of the Shenzhen Municipality.

Net loss

     A net loss of (US$1,188,701) resulted for the nine months ended September 30, 2013 compared to net loss of (US$1,103,317) for the nine months ended September 30, 2012, an increase of US$85,384. Our net loss increased primarily due to significant increases in operating expenses.

Comprehensive loss

     Our comprehensive loss increased by (US$76,692) from (US$1,101,617) for the nine months ended September 30, 2012 to (US$1,178,309) for the nine months ended September 30, 2013. The increase is primarily due to significant increases in operating expenses.

Liquidity and Capital Resources

Overview

     As of September 30, 2013, we had cash and equivalents on hand of US$205,757 and negative current liabilities of US$2,152,924. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through December 31, 2013. To meet our future objectives, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Net cash provided by (used in) operating activities

     Net cash provided by (used in) operating activities for the nine months ended September 30, 2013 was US$90,798 compared to net cash used in operating activities of (US$551,000) for the nine months ended September 30, 2012. This decrease in cash used in operating activities was primarily due to the decrease in trade account receivables.

Net cash provided by (used in) investing activities

     Net cash used in investing activities for the nine months ended September 30, 2013 was (US$11,679) compared to net cash used in investing activities for the nine months ended September 30, 2012 of (US$41,500). This decrease in cash used in investing activities was primarily due to decrease investing of fixed assets.

Net cash provided by financing activities

     Net cash provided by financing activities for the nine months ended September 30, 2013 was US$22,760 compared to cash provided by financing activities for the nine months ended September 30, 2012 of US$213,000. The decrease in cash provided by financing activities was as a result of the decrease in the proceeds from issuance of our convertible promissory notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Rates

     Our financial instruments consist mainly of cash, borrowings and accounts receivable. The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in exchange rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in foreign exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expect future rates.

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

     Considering the RMB balance of our cash as of September 30, 2013, which amounted to US$205,757, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$2,508 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

     We have eliminated the following material weakness with respect to our internal controls over financial reporting: “we have not achieved the optimal level of segregation of duties relative to key reporting financial functions.” Otherwise, there were no other changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 1A. Risk Factors.

     The following additional risk factors should be read in conjunction with the Risk Factors section included in our Annual Report on Form 10-K filed on April 1, 2013 and Amendment No. 1 to our Annual Report on Form 10-K/A filed on August 15, 2013.

If wearable computing devices do not gain some reasonable level of acceptance in the consumer market, our business strategy may fail.

It is difficult to assess or predict with any certainty the potential size, timing and viability of market opportunities for our wearable computing products or their market acceptance. Market acceptance of our wearable computing products will depend, in part, upon consumer acceptance of wearable computing technology providing benefits comparable to or greater than those provided by other non-wearable computing products, such as cellular phones or tablet computers. Such acceptance may depend on the relative complexity, reliability, usefulness and cost-effectiveness of our wearable computing products compared to other non-wearable computing products available in the market or that may be developed by our competitors. Potential customers may be reluctant to adopt our wearable computing products because of concerns surrounding perceived risks relating to use and the fact that it is a new technology. If consumers fail to purchase our wearable computing products in the numbers we anticipate or as soon as we anticipate, the sales of our products and our results of operations would be adversely affected and our business strategy may fail.

There are a number of competing providers of wearable computing products and we may fail to capture a substantial portion of the wearable computing market.

In addition to competing with wearable computing products, we also compete with wearable computing products that have been developed by other companies. Our primary competitors include HTC Corp., Huawei, ZTE, Lenovo, and Xiaomi in the China market. In addition, Sony and Samsung have both released their own smartwatch products and other companies such as Google, Apple and Microsoft have been rumored to be developing wearable computing products. Most of our competitors have greater financial, marketing, distribution and technical resources than we do. Moreover, our competitors may succeed in developing new wearable computing products and technology that are more affordable or have more or more desirable features than our technology. If our products are unable to capture a reasonable portion of the wearable computing market, our business strategy may fail.

If we fail to accurately forecast seasonal demand for our wearable computing products, our results of operations for the entire fiscal year may be materially adversely affected.

Historically, a high percentage of consumer sales in electronics and computing products is attributable to the winter holiday selling season. Like many manufacturers of consumer electronics products, we must make merchandising and inventory decisions for the winter holiday selling season well in advance of actual sales. Inaccurate projections of demand or deviations in the demand for our products may cause large fluctuations in our fourth quarter results and could have a material adverse effect on our results of operations for the entire fiscal year.

We depend on third parties to provide technology and critical components for use in our products.

We do not manufacture the electronic components which are used in our products. Instead, we have arrangements with or purchase them from third party suppliers or rely on third party independent contractors for these critical components, some of which are customized or specially made for us. We also may use third parties to assemble all or portions of our products. Some of these third party contractors and suppliers are small companies with limited financial resources. If any of these third party contractors or suppliers were unable or unwilling to supply these critical components to us, we would be unable to manufacture and sell our products until a replacement supplier could be found. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our products could cause our business to be unsuccessful and the value of investors’ investment in us may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On July 16, 2013, we consummated a sale of shares of our common stock in a private placement to a foreign accredited investor. The private placement was conducted in connection with a Securities Purchase Agreement dated as of July 16, 2013 (the “SPA”) under which we issued 2,400,000 shares of our common stock to the investor for an aggregate purchase price of $120,000.

The shares of common stock issued pursuant to the SPA were exempt from registration in reliance upon Regulation S of the Securities Act or 1933, as amended (the “Securities Act”) in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), such determination based upon representations made by the investor.

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

XCELMOBILITY INC.

Dated: November 6, 2013	/s/ Xili Wang
By: Xili Wang
Its: Chief Financial Officer and Secretary (Principal Financial
Officer and Principal Accounting Officer)