Form 10-K
period 2013-12-31
XcelMobility Inc.
filed 2014-03-31
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was approximately $2,875,045 based upon the closing price of $0.07 per share reported for such date on the Over-the-Counter Bulletin Board. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 25, 2014
Common Stock, $.001 par value per share	73,127,686 shares

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

As used in this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” “Xcel,” “XCLL,” the “Company” or the “Registrant” refer to XcelMobility Inc., a Nevada corporation and its wholly owned subsidiaries, CC Mobility Limited (“CC Mobility”), a company organized under the laws of Hong Kong, Shenzhen CC Power Investment Consulting Co. Ltd. (“CC Investment”), a company organized under the laws of the People’s Republic of China, and a wholly-owned subsidiary of CC Mobility, Shenzhen CC Power Corporation (“CC Power”), a company organized under the laws of the People’s Republic of China; and Shenzhen Jifu Communication Technology Co., Ltd., a company organized under the laws of the People’s Republic of China (“Jifu”).

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

On May 7, 2013, we entered into and consummated a stock purchase agreement (the “Purchase Agreement”) with CC Investment, Jifu and certain of its shareholders (the “Jifu Shareholders”). Pursuant to the terms of the Purchase Agreement, we issued an aggregate of 27,000,000 shares of our common stock to the Jifu Shareholders as consideration for Jifu entering into certain controlling agreements with CC Investment (the “Jifu Acquisition”). Through these controlling agreements, CC Investment will effectively own Jifu through a variable interest entity or VIE structure.

We develop mobile applications for mobile devices that utilize cellular networks to connect to the Internet and hardware/software products to increase the speed of virtual private networks. We recently made a strategic decision to change our primary business focus to becoming a wearable computing company, with two main business divisions: (i) the wearable computing group; and (ii) the video and security group. As electronic miniaturization has moved us from mainframes to cellular phones, we believe that in the coming years wearable computing will replace or augment cellular phones on a growing basis. We believe this will include cellular phones and their related technology being embedded in wearable items, such as watches, belts, shoes, shirts, or glasses. We plan to focus on certain applications for wearable computing, including:

1.	Location-based services: core applications include finding friends/family/assets, location-based marketing, and security-related applications.
2.	Medical monitoring: for patients with heart disease, epilepsy, Alzheimer's, and other aged-related maladies.
3.	Security force monitoring and deployment: wearable computing with video, sound, and location which allows for remote monitoring and deployment of security forces over the internet and in the cloud.
4.	Secure and touch-less payment systems: near field communication-enabled wearable devices have the potential to become the wallets of the future.

We are currently deriving revenue from the sale of cloud connected security systems for the public and private markets.

Corporate Structure

The organizational structure of the Registrant is as follows:

CC Mobility Limited (“CC Mobility”) was incorporated on May 3, 2011 under the laws of Hong Kong as a limited liability company.

Shenzhen CC Power Investment Consulting Co. Ltd., (“CC Investment”) a wholly-owned subsidiary of CC Mobility, was incorporated on July 27, 2011 under the laws of the People’s Republic of China as a wholly foreign owned limited liability company.

Shenzhen CC Power Corporation (“CC Power”) is a Chinese enterprise incorporated on March 13, 2003 under the laws of the PRC. CC Power is owned entirely by Xili Wang (the “CC Power Shareholder”), who is also our Chief Financial Officer and Secretary. CC Power maintains all the licenses and approvals necessary to operate its business in the PRC.

Shenzhen Jifu Communication Technology Co. Ltd., is a Chinese enterprise incorporated on March 3, 2003 under the laws of the PRC.

PRC law places certain restrictions on roundtrip investments through the acquisition of a PRC entity by PRC residents. To comply with these restrictions, in conjunction with the Exchange Transaction and the Purchase Agreement, we (via our wholly-owned subsidiary, CC Investment), entered into and consummated certain contractual arrangements with (i) CC Power and/or the CC Power Shareholder, and (ii) Jifu and/or the Jifu Shareholders pursuant to which we provide CC Power and Jifu (together, the “VIE Entities”) with exclusive technology consulting and management services. Through these contractual arrangements, we have the ability to substantially influence the VIE Entities’ daily operations and financial affairs, appoint its directors and senior executives, and approve all matters requiring board and/or shareholder approval. These contractual arrangements enable us to control the VIE Entities and operate our business in the PRC through the VIE Entities, and we are considered the primary beneficiary of the VIE Entities. Accordingly, our consolidated financial statements reflect the results of operations, assets and liabilities of both the VIE Entities

Our subsidiary, CC Investment, entered into separate contractual arrangements with (i) CC Power and/or the CC Power Shareholder, and (ii) Jifu and/or the Jifu Shareholders, each of which are enforceable and valid in accordance with the laws of the PRC:

Entrusted Management Agreement. Pursuant to the Entrusted Management Agreements entered into by CC Investment and each of the VIE Entities, CC Investment agrees to provide, and the VIE Entities agree to accept, exclusive management services provided by CC Investment. Such management services include but are not limited to financial management, business management, marketing management, human resource management and internal control of the VIE Entities. The Entrusted Management Agreements will remain in effect until the acquisition of all assets or equity of the VIE Entities by CC Investment is complete (as more fully described in the Exclusive Purchase Option Agreement description below).

Technical Services Agreement. Pursuant to the Technical Services Agreements entered into by CC Investment and each of the VIE Entities, CC Investment agrees to provide, and the VIE Entities agree to accept, exclusive technical services provided by CC Investment. Such technical services include but are not limited to software, computer system, data analysis, training and other technical services. CC Investment shall be entitled to charge the VIE Entities service fees equivalent to each of the VIE Entities’ respective total net income. The Technical Service Agreements will remain in effect until the acquisition of all assets or equity of the respective VIE Entities by CC Investment is complete (as more fully described in the Exclusive Purchase Option Agreement description below).

Exclusive Purchase Option Agreement. Pursuant to the Exclusive Purchase Option Agreements entered into by CC Investment and each of the VIE Entities, each of the CC Power Shareholder and the Jifu Shareholders granted CC Investment an irrevocable and exclusive purchase option to acquire CC Power’s or Jifu’s equity and/or assets, respectively, at a nominal consideration. CC Investment may exercise either of its purchase options at any time.

Loan Agreement. CC Investment entered into a Loan Agreement with the CC Power Shareholder pursuant to which CC Investment agreed to lend RMB 10,000,000 to the CC Power Shareholder, to be used solely for the operations of CC Power. CC Investment also entered into a Loan Agreement with the Jifu Shareholders pursuant to which CC Investment agreed to lend RMB 2,000,000 to the Jifu Shareholders to be used solely for the operations of Jifu.

Equity Pledge Agreement. Under the Equity Pledge Agreements entered into by CC Investment and each of the CC Power Shareholder and the Jifu Shareholders (together, the “VIE Shareholders”), the VIE Shareholders pledged all of their equity interests in the VIE Entities, including the proceeds thereof, to guarantee all of CC Investment’s rights and benefits under the respective Entrusted Management Agreements, the Technical Service Agreements, the Exclusive Purchase Option Agreements and the Loan Agreements. Prior to termination of the Equity Pledge Agreements, the pledged equity interests cannot be transferred without CC Investment’s prior consent. The VIE Shareholders covenant to CC Investment that among other things, it will only appoint/elect the candidates for the directors of the VIE Entities nominated by CC Investment.

Subsidiaries

As a result of the Exchange Transaction, CC Investment and (via a contractual relationship) CC Power are wholly-owned subsidiaries of our subsidiary CC Mobility. As a result of the Purchase Agreement, Jifu (via a contractual relationship) is a wholly-owned subsidiary of CC Investment.

Strategy

We recently made the strategic decision to focus on building a leading wearable computing business. We believe that we are well positioned in the growing wearable computing market given our history and experience in location-based technology and established relationships and location in China, arguably the world's largest market for mobile devices. We also believe that wearable computing will be the next mobile revolution on par with the cell phone market today. As electronic miniaturization has moved us from mainframes to cell phones, we believe that in the coming years, wearable computing will replace or augment cell phones on a growing basis. In the future, it is expected that the cell phone will be embedded in a person's everyday wearable items, including the watch, belt, shoes, shirt and glasses. Wearable computing will also do much more than a cell phone as these devices will come loaded with biometric sensors ready to monitor a person's position, temperature, heart rate, and other data.

Customers

The wearable computing market has numerous consumer and non-consumer segments including:

  Consumer Markets: wearable cameras, sports and activity trackers, smart clothing and textiles, smart glasses, smart watches, entertainment and gaming; and
  Non-Consumer Markets: healthcare, defense and aerospace, enterprise and industrial, and warehouse and logistics

We currently market security systems and wearable computing devices to the private and public security forces market in China. Our customers include government agencies and private companies in the security field. We also plan to offer wearable computing solutions to the medical and healthcare markets.

Technology

We provide wearable computing solutions that utilize our proprietary software and sensor designs for the following applications:

Location Based Software: Knowing where the user is and what is around the user is important in the majority of applications for wearable computing. We have forged a relationship with Mapworld China to provide comprehensive and up to date location and mapping data for wearable computing applications in China. We have combined Mapworld China's location and mapping data with our location-based software to give the user access to advanced location based services.

Cloud Computing Network: Users can access numerous and powerful functions with wearable computers that have internet connectivity. Our national cloud-based network allows wearable computer users to stay connected to the internet and maintain access throughout the day. We offer several wearable computing applications through our cloud-based network, such as English/Chinese translation services.

Biometric Sensors: Wearable computing for medical and health applications use today’s most advanced and miniature biometric sensors. These sensors can provide temperature, heart rate, and other important measurements.

Application Specific Software: Wearable computing has numerous applications across diverse markets and each of these may require different software programs. We continue to develop and provide application software-related solutions for our key markets.

Intellectual Property

CC Power has developed unique intellectual property for its wearable computing solutions and security systems. Our intellectual property consists of application related software and solutions for wearable computing, including location based software, GPS related algorithms, cloud computing software and other application specific software. CC Power is the owner of significant intellectual property that we believe provides a competitive advantage over competitors and new entrants to the market.

We will continue to evaluate the business benefits in pursuing patents and copyrights in the future. We currently protect all of our development work with confidentiality and trade secret agreements with our engineers, employees and any outside contractors. However, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property or technology or otherwise develop a product with the same functionality as our service. Policing unauthorized use of intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property, particularly in foreign countries where we do business or where our service is sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where the enforcement of such laws is not common or effective.

Products

We have developed and are selling a full featured wearable computing device, CCWatch, which is a smartwatch. We believe that the smartwatch will be the preferred method of connecting to the internet in the coming years. The smartwatch is unobtrusive, convenient and a user can check up on notifications at the flick of the wrist. We plan on offering the following capabilities for our smartwatch: voice call, text messaging, social media messaging, sports apps, tracking, SOS device, GPS navigation, gesture control, voice control, voice-to-text, weather, music player, world clock functions, calendar alarms, and voice notes.

The CCWatch has been designed to take advantage of the growing market for location-based services. The built in low power GPS allows the CCWatch to be located anywhere in the world. Combined with MapWorld's mapping service, we believe that the CCWatch is well positioned to be a premier location-based wearable mobile device for the China market.

Advantages of CCWatch

The CCWatch has been designed with the China market in mind. China is arguably the world's largest market for wearable computing devices. The CCWatch includes the following features:

1.	The world’s first Mandarin language voice command interface on a mobile device.

2.	The watch will be priced for high volume sales in China.

3.	Texting, the preferred method of communication in China, will be easy and user-friendly.

4.	Key software applications, including popular location-based mapping applications.

5.	Distribution through large mobile carriers in China with China Unicom leading the way.

Initial Applications and Services

We have developed location based applications and services that will be available upon the launch of the CCWatch. These applications consist of the following:

CCWatch Locator: The smartwatch locator acts as a security device with assisted GPS technology for both outdoor and indoor location. The CCWatch locator may be used in the following applications: child protection, law enforcement, lone worker protection, elderly care and Alzheimer care.

Real-time Traffic Report Application: The RTR application will provide real-time traffic information to CCWatch users. The traffic data will be updated in real-time. The RTR service will intelligently provide directional data to the user to provide the quickest and safest route to the user's destination.

Applications Interface: The CCWatch runs on the Android operating system like many of today's most popular smartphones and tablets. We have developed an easy to use API whereby third parties can develop custom applications and services for the smartwatch. Third party developers can market their applications through our Mach5.cn mobile internet portal.

Distribution

Our wearable computing devices will be distributed through three carriers in China. China Unicom has already signed on to be the lead distributor in China for the CCWatch. This exciting opportunity comes through its close relationship with its consortium partner, Tianditu (Mapworld). China Unicom will roll out the CCWatch through its large and national retail shops and kiosks. Today, China Unicom has over 250 million subscribers and is the leading 3G carrier in China with retail kiosks in every major and minor city in China.

The CCWatch will also be available on our mobile internet portal, Mach5.cn. Users of the smartwatch can purchase numerous applications and services directly from the Mach5.cn portal. Over time, users can add new applications and get software updates from this portal as well.

Wearable Computing Market

According to the recent Credit Suisse wearable computing report – a rapidly growing installed base of mobile computing devices and a confluence of hardware/component innovation, software ecosystem maturation and emerging business models should drive significant growth in “Wearables” (smart watches, glasses, monitors etc.) over the next several years from an estimated $3-5 billion in 2013 to what could be well over $42 billion in the next 3-5 years.

China Mobile Device Market

In June 2013, Flurry Analytics measured 261,333,271 active smartphones and tablets in China. That represented 24% of the entire worldwide connected device installed base measured by Flurry. The chart below documents the growth in the installed base. The left axis and blue line show China’s growth over the years. The right axis and red line show growth in the world as a whole (including China) a basis of comparison. As can be seen from the gap between the two lines growing through 2010 and much of 2011, growth in smartphones and tablets in China lagged behind the world as a whole through that period. But starting toward the end of 2011, the installed base in China began a period of exponential growth. During this period, it surpassed the growth rate for the world as a whole, as shown by the blue line catching the red line in the graph. It is expected that China will maintain its leadership (in terms of active installed base) for the foreseeable future because the device penetration rate is still relatively low and much opportunity remains.

Mobility in China

Anyone who has walked down the street in China, eaten at a restaurant, taken public transport, been in a shopping mall, or even a workplace, will be well aware of the significance of mobile devices in Chinese consumers' lives. 464 million, or 78.5% of China's 591 million Internet users, go online with a mobile device. Through apps and websites, mobiles now touch numerous aspects of life in China.

China's mobile landscape is changing even faster than China itself. With locally-branded smartphones going for as cheap as $100, they are not just the realm of the wealthy, but are in the pockets and handbags of virtually every Chinese consumer who buys Western products. Smartphones are replaced every six months on average in China, compared to every couple of years in developed markets. With each replacement mobile comes new specifications and technology to consider.

Wearable Computing in China

The wearable computing market in China will closely follow the emergence and growth of the high end mobile device (smartphone/tablet) market. As seen on the graph (China's Path to the World's largest Connected Device Installed Base) China has the largest and fastest growing opportunity for wearable computing. Not only are existing connected device users measuring over 261,000,000, but there is a large green field opportunity as more and more Chinese citizens move into the middle class. Growth in China will continue at an exponential rate for the foreseeable future because the device penetration rate is still relatively low and much opportunity remains.

Applications and Services

The most popular mobile applications in the world can be grouped into the following categories:

1.	Location-based services: Using mapping services and software to discover where you are, what is around you, where your friends and loved ones are, and so on.
2.	Texting/chatting/connecting: Mobile device users want to stay connected to their associates, friends and family.
3.	Social networking: Mobile users want real-time and continuous social updates.

Security and Surveillance Markets

We recently acquired Jifu Technologies, a developer of advanced security and surveillance systems in China. Through Jifu Technologies, we are developing advanced security systems combining video, location enabled wearable computing, and cloud computing.

Our integrated Video Surveillance Solution uses IP networks and location enabled wearable devices to deliver advanced security solution for private and government facilities. The Video Surveillance Solution allows for a cloud-based offering and enables end-users in small to medium commercial facilities to simplify the integration of video surveillance by moving it from on-site locations to a cloud-based service model, scales over time to fit their business needs, and ensures system reliability to eliminate downtime. The service, which can be added seamlessly and securely to any new or existing facility's security infrastructure via an Internet connection, also provides users with real-time event notification, video alarm verification, remote employee monitoring and offsite video storage, allowing users' staff to more effectively respond to events and creating opportunities for operational efficiencies that go beyond security.

The new Cloud Based Security system is being targeted to the many gated communities throughout China. These gated communities are home to China's rapidly growing 600 million affluent middle and upper class.

Medical and Fitness Markets

We have partnered with CIM120 (Beijing, China) Limited ("CIM120") to build comprehensive wearable computing solutions for the medical markets. CIM120 is a leading developer and marketer of advanced medical sensors and solutions. Together with CIM120, we will target opportunities for wearable computing in the medical markets. The jointly developed solutions will combine our cloud connected wearable computing devices with CIM120's most advanced medical biometric sensors. Using CIM120's existing customer base, these solutions will be marketed across the medical field in China.

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

Employees

Xcel currently employs 98 individuals amongst its various offices. All employees enter into confidentiality agreements.

Corporate Information

The principal executive offices for the Registrant are located at: 303 Twin Dolphins Drive, Suite 600, Redwood City, CA 94065. The Registrant’s main telephone number is: 650-632-4210 and its fax number is 650-551-9901. The Registrant’s website is located at: www.xcelmobility.com

CC Power’s and Jifu's offices are located at: Room 706, Cyber Times Tower B, Tairan Road, Futian District, Shenzhen, PRC.

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
  changes in government regulations with respect to the wearable computing and mobile internet industry; and
  economic and geopolitical conditions in China, Japan and elsewhere.

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

Our mobile internet business depends significantly on our relationships with cellular carriers, phone manufacturers and phone retailers. No assurance can be given that any such distribution channels will continue their relationships with us, and the loss of one or more of these distribution channel partners could have a material adverse effect on our mobile internet business, results of operations and financial condition. Our ability to grow our mobile internet business will therefore depend to a significant degree upon our ability to expand existing relationships and develop new relationships with such distribution channel partners and to expand existing relationships. No assurance can be given that new partners will be found, that any such new relationships will be successful when they are in place, or that business with current distribution channel partners will increase. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

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

There is significant litigation in the wearable computing and telecommunications technology field regarding patents and other intellectual property rights. Other companies with greater financial and other resources than us have gone out of business from costs related to patent litigation and from losing a patent litigation. Our success depends, in large part, on our ability to use our proprietary information and know-how without infringing third party intellectual property rights. As we increase sales of our products, and as litigation becomes more common in China and throughout Asia, we face a higher risk of being the subject of claims for intellectual property infringement, invalidity or indemnification relating to other parties’ proprietary rights. Our current or potential competitors, many of which have substantial resources, may have or may obtain intellectual property protection that may prevent, limit or interfere with our ability to make, use or sell our products in China and elsewhere. Moreover, the defense of intellectual property suits, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our management personnel. Resolving intellectual property infringement claims may also require us to enter into license agreements. No assurances can be given that we would be able to obtain license agreements on commercially reasonable terms. A successful claim of intellectual property infringement could subject us to significant damages and may prevent us from developing or licensing the affected product. Any of these events could have a material adverse effect on our profitability and financial condition.

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

We are subject not only to regulations applicable to businesses generally but also to laws and regulations directly applicable to wearable computing products and electronic commerce. The PRC government may adopt new laws and regulations applicable to our business. Currently, there are no specific regulations adopted by the PRC government pertaining to our industry. However, in the future the PRC government may decide to regulate wearable computing and electronic commerce as they pertain to our industry. Any such legislation or regulation could dampen the growth of our business. Any new laws or regulations in the following areas could affect our business:

  wearable computing product certifications;
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

One of our strategies is to grow our business through acquisition of other companies. However, no assurances can be given that we will be able to identify and secure suitable acquisition opportunities. Our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and, to the extent necessary, our ability to obtain financing on satisfactory terms for larger acquisitions, if at all.

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

The technology used in the wearable computing industry continues to change rapidly and if we are unable to modify our products to adapt to future changes in the mobile communication industry, we will be unable to attract or retain customers.

The wearable computing industry has been characterized by a rapid rate of development of new technologies and manufacturing processes, rapid changes in customer requirements, frequent product introductions and ongoing demands for greater functionality. Our future success will likely depend on our ability to develop new products and to adjust our product specifications in response to these developments in a timely manner. If our development efforts are not successful or are delayed, or if our newly developed products do not achieve market acceptance, we may be unable to attract or retain customers and our operating results could be harmed.

Our efforts to develop new products involve several risks, including:

  our ability to anticipate and respond in a timely manner to changes in customer requirements;
  the significant research and development investment that we may be required to make before market acceptance of a particular new or enhanced product;
  the possibility that the wearable computing industry may not accept our products after we have invested a significant amount of resources in development; and
  competition from new technologies, processes and products introduced by our current or future competitors.

We intend to make significant investments in research and development and new products that may not be profitable.

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

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. Among other things, the Revised M&A Regulations include provisions that purport to require that an offshore special purpose vehicle, or “SPV,” formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. We believe that (i) CC Investment was incorporated as a foreign owned enterprise and that there was no acquisition of the equity or assets of a “PRC domestic company” as such term is defined under the Revised M&A Regulations and (ii) that no provision in the Revised M&A Regulations clearly classifies the contractual arrangements between CC Investment and CC Power or Jifu as a type of transaction falling within such rules. Therefore, we were and are not required to obtain the approval of CSRC under the Revised M&A Regulations in connection with the Exchange Transaction or the Jifu Acquisition.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for the Exchange Transaction or Jifu Acquisition, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. Also, if the CSRC later requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock.

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

Our contractual arrangements with CC Power, Jifu and their respective shareholders may not be as effective in providing control over these entities as direct ownership.

We have no equity ownership interest in CC Power or Jifu as we rely on the contractual arrangements of the VIE agreements to control and operate CC Power and Jif. These contractual arrangements may not be as effective in providing control over CC Power or Jifu as direct ownership. For example, CC Power or Jifu could fail to take actions required for our business or fail to pay dividends to CC Investment despite their contractual obligations to do so. If CC Power or Jifu fail to perform their obligation under their respective VIE agreements, we may have to rely on legal remedies under PRC law, which may not be effective.

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

Since we currently conduct a significant portion our operations in China, our business is subject to foreign currency risks, including currency exchange rates fluctuations and difficulties in converting Renminbis into U.S. dollars. The exchange rates between the Renminbi and the U.S. dollar, Euro and other foreign currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 1% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

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

All of CC Power’s and Jifu’s sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, CC Power and Jifu may purchase foreign currencies for settlement of current account transactions, including payments of dividends to the Company, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

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

A significant portion of our business and revenue growth depends on the size of the retail market for wearable computing products in China. As a result, our revenue and profitability may be negatively affected by changes in national, regional or local economic conditions and consumer confidence in China. We are susceptible to changes in economic conditions, consumer confidence and customer preferences of the Chinese population. External factors beyond our control that affect consumer confidence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions, natural disasters, extreme weather conditions, disease outbreaks and acts of war or terrorism.

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

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

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

Our common stock is currently traded under the symbol “XCLL” but currently with low volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

ITEM 2. PROPERTIES.

The principal executive offices for the Registrant are located at: 303 Twin Dolphins Drive, Suite 600, Redwood City, CA 94065. The monthly rent for this property and related expenses is US$350 per month. The Registrant’s main telephone number is: 650-632-4210 and its fax number is 650-551-9901. The Registrant’s website is located at: www.xcelmobility.com

CC Power’s offices are located at: 3F, West Block, M-8, Maqueling Industrial Park, Nanshan District, Shenzhen, PRC. The lease for CC Power’s offices is for a one year term from September 1, 2013 to August 30, 2015, with a payment of RMB 19,938.61 (USD 3,263) per month.

Jifu’s offices are located at: 3F, West Block, M-8, Maqueling Industrial Park, Nanshan District, Shenzhen, PRC. The lease for Jifu’s offices is for a one year term from September 1, 2013 to August 30, 2015, with a payment of RMB 60,559.84 (USD 9,911) per month.

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

Fiscal Year Ending December 31, 2013	High	Low
First Quarter - March 31, 2013	$0.20	$0.07
Second Quarter - June 30, 2013	$0.17	$0.10
Third Quarter - September 30, 2013	$0.09	$0.04
Fourth Quarter - December 31, 2013	$0.17	$0.07

	High	Low
Fiscal Year Ending December 31, 2012
First Quarter - March 31, 2012	$1.08	$0.58
Second Quarter - June 30, 2012	$0.65	$0.10
Third Quarter - September 30, 2012	$0.44	$0.12
Fourth Quarter - December 31, 2012	$0.17	$0.05

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Approximate Number of Holders of Common Stock

As of March 25, 2014, there were 8 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

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

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

A registrant that qualifies as a “smaller reporting company” is not required to provide the information required by this Item.

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

On May 7, 2013, we entered into and consummated the Purchase Agreement with CC Investment, Jifu, and the Jifu Shareholders. As a result of the Jifu Acquisition, we control the business and operations of Jifu through certain controlling agreements with Jifu.

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

  Location-based services: core applications include finding friends/family/assets, location-based marketing, and security-related applications.
  Medical monitoring: for patients with heart disease, epilepsy, Alzheimer's, and other aged-related maladies.
  Security force monitoring and deployment: wearable computing with video, sound, and location which allows for remote monitoring and deployment of security forces over the internet and in the cloud.
  Secure and touch-less payment systems: near field communication-enabled wearable devices have the potential to become the wallets of the future.

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

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

Revenue

Our revenue for the year ended December 31, 2013 totaled $2,781,745, an increase of $2,504,339 or 902.8% from $277,406 for the year ended December 31, 2012. This increase in revenue was primarily due to the acquisition of Jifu in 2013, which generated revenue of $2,705,296, while the revenue of CC Power was dropped to $76,449 for the year ended December 31, 2013 from $277,406 for the year ended December 31, 2012, by ($200,957) or (72.4%).

For the year ended December 31, 2013, the revenues from software products and those related services were $2,289,808, an increase of $2,012,402 or 725.4% from $277,406 for the year ended December 31, 2012. For the year ended December 31, 2013, the revenues from hardware products were $491,937, when comparing with nil of these revenues for the year ended December 31, 2012.

Cost of revenue

Cost of revenue for the year ended December 31, 2013 totaled $494,485, an increase of $476,532, or 2,654.3%, from $17,953 for the year ended December 31, 2012. This increase in cost of revenue was primarily due to the acquisition of Jifu in 2013, which incurred cost of revenue of $494,446, while the costs of revenue of CC Power dropped by $17,914 in 2013.

For the year ended December 31, 2013, the costs of revenues from software products and those related services were $229,329, an increase of $211,376 or 1,177.4% from $17,953 for the year ended December 31, 2012. For the year ended December 31, 2013, the costs of revenues from hardware products were $265,156, when comparing with nil of these costs for the year ended December 31, 2012.

Gross profit

Gross profit for the year ended December 31, 2013 was $2,287,260, an increase of $2,027,807 or 781.6% from $259,453 for the year ended December 31, 2012. This increase in gross profit was primarily due to the acquisition of Jifu, which generated a gross profit of $2,210,850, while CC Power generated gross profit of $76,410, decreased by $(183,043) or (70.5%), when comparing with 2012.

Operating Expenses

Our operating expenses for the year ended December 31, 2013 increased by $1,643,316 or 159.8% to $2,671,360 from $1,028,044 for the year ended December 31, 2012. These expenses comprise of selling expenses of $298,496 and general & administrative expenses of $2,372,864 for the year ended December 31, 2013, while the selling expenses and general & administrative expenses for the year ended December 31, 2012 were $41,136 and $986,908 respectively. This increase in operating expenses was primarily due to the acquisition of Jifu, which incurred selling expenses and general & administrative expenses for the year ended December 31, 2013 of $272,211 and $1,136,003 respectively.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2013 was ($120,748) a decrease of $(454,570) or (136.2%) from $333,822 for the year ended December 31, 2012. This increase in other expense was primarily due to increase in amortisation of debt discounts and decrease in gain on derivative.

Net loss

A net loss of ($504,848) resulted for the year ended December 31, 2013 compared to net loss of ($434,769) for the year ended December 31, 2012, the loss increase $(70,079) was primarily due to increase in other expenses by $454,570, though the operation expenses decreased to $384,100, by ($384,491) or (50.0%), for the year ended December 31, 2013.

Comprehensive loss

Our comprehensive loss increased by ($255,100) from ($432,388) for the year ended December 31, 2012 to ($687,488) for the year ended December 31, 2013. The decrease is primarily due to increase in loss derived from foreign currency translation adjustment.

Liquidity and Capital Resources

Overview

As of December 31, 2013, we had cash and equivalents on hand of $431,707 and net current liabilities of $38,649. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through December 31, 2014. To meet our future development plan, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness might result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations activites. Moreover, financing may not be available in amounts or on terms acceptable to us, if at all. Our capability to raise adequate additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Substantially all of our current revenues are earned by CC Power and Jifu, our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiary to declare dividends and other payments to their offshore parent company. Pursuant to the law of PRC on foreign-capital enterprises, when CC Power or Jifu decides to distribute profits, reserve funds and bonus and welfare funds for workers and staff members shall be withdrawn from the profits after a foreign-capital enterprise has paid income tax in accordance with the provisions of the Chinese tax law. The proportion of reserve funds to be withdrawn shall not be lower than 10% of the total amount of profits after payment of tax; the withdrawal of reserve funds may be stopped when the total cumulative reserve has reached 50% of the registered capital. The proportion of bonus and welfare funds for workers and staff members to be withdrawn shall be determined by the foreign-capital enterprise of its own accord. Companies may be subject to a fine up to 5,000 RMB as a result of non-compliance of such rules. The registered capital of CC Power is $345,864 (RMB 2,526,000) and the registered capital of Jifu is $362,472 (RMB 3,000,000).

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. We require additional capital injection, and we may have to issue debt or equity or enter into a strategic arrangement with a third party to obtain such capital. In order to meet our plan on acquisition of two to four more strategic subsidiaries, we estimate that it required up to $3,000,000 in capital. We will consider debt or equity offerings or institutional borrowings as alternative means of financing, however, there are no assurances that adequate fund will be met or under the terms that are favorable to us.

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities for the year ended December 31, 2013 was $301,190 compared to net cash used in operating activities of ($689,782) for the year ended December 31, 2012. This increase in cash from operating activities was primarily due to increase in other payables and accrued expenses.

Net cash provided by (used in) investing activities

Net cash used in investing activities for the year ended December 31, 2013 was ($13,192) compared to net cash used in investing activities for the year ended December 31, 2012 of ($44,328). This decrease in cash used in investing activities was primarily due to decrease in fixed assets investments.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2013 was $37,500 compared to cash provided by financing activities for the year ended December 31, 2012 of $213,000. The decrease in cash provided by financing activities was as a result of the decrease in the proceeds from issuance of our convertible promissory notes.

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

Considering the RMB balance of our cash as of December 31, 2013, which amounted to US$431,707, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$24,251.53 of the balance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended December 31, 2013 begin on page F-1 and have been examined by our independent accountants, Albert Wong & Co.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously disclosed on a Current Report on Form 8-K filed with the SEC on January 9, 2013, EFP Rotenberg, LLP (“EFP”) was dismissed as our independent accountant on January 3, 2013. On January 3, 2013, we engaged Albert Wong & Co. (“AWC”) as our new independent registered public accounting firm. In connection with the foregoing change in accountants, there were no disagreements (as that term is used in Item 304(a)(1)(iv) of Regulation S-K) or reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

As previously disclosed on a Current Report on Form 8-K filed with the SEC on June 2, 2013, EFP sent a letter to the SEC indicating that the Company had not taken timely and appropriate remedial actions with respect to the following issues: (i) EFP’s audit report was included in the Company’s Annual Report on Form 10-K for the 2012 fiscal year without EFP’s consent, and (ii) the audit report included with the audited financial statements for the 2011 fiscal year was dated March 30, 2013 instead of March 30, 2012. The foregoing issues were resolved in an Amendment to the Company’s Annual Report on Form 10-K/A for the 2012 fiscal year, filed on August 15, 2013 (the “2012 Amended Annual Report”).

As previously disclosed on Amendment No. 1 to the Current Report on Form 8-K/A filed on July 11, 2013, the Company was informed by AWC that action should be taken to prevent future reliance on certain financial statements included in the Company’s annual and quarterly reports as specified therein. Specifically, AWC recommended a recalculation of the intrinsic and fair value of certain convertible debt (the “Convertible Debt”) issued in 2011 and 2012 in accordance with ASC 470 and ASC 815. The Company filed the 2012 Amended Annual Report and an Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013, filed on August 21, 2013 to correct the improper accounting treatment for the Convertible Debt.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, as of December 31, 2013, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Name	Age	Position	Since

Ronald Edward Strauss	55	Executive Chairman of the Board of Directors	2011
Renyan Ge	51	Director, Chief Executive Officer	2011
Xili Wang	45	Chief Financial Officer, Secretary	2011
Gregory D. Tse	54	Director	2011

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

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

Director Nominations

As of December 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended December 31, 2013 and 2012 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation

						Non-Equity
Name and Principal				Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total

Ronald Edward Strauss,	2013	-	-	-	-	-	-	-
Executive Chairman of the	2012	-	-	-	-	-	-	-
Board

Renyan Ge, Director, Chief	2013	$7,835	-	-	-	-	-	$7,835
Executive Officer	2012	$60,000	-	-	-	-	-	$60,000

Xili Wang, Chief Financial	2013	$17,427	-	-	-	-	-	$17,427
Officer & Secretary	2012	$36,000	-	-	-	-	-	$36,000

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

In the event there is a change in control of the Company, Mr. Strauss may elect to either terminate his existing service agreement and sign a new agreement with the controlling entity, or in the event Mr. Strauss does not sign a new agreement with the controlling entity, the controlling entity will provide Mr. Strauss a cash payment equal to 1.5 times his annual salary at the time of the change in control event. Mr. Strauss may terminate his management service agreement upon two months’ notice.

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

In the event there is a change in control of the Company, Mr. Ge may elect to either terminate his existing service agreement and sign a new agreement with the controlling entity, or in the event Mr. Ge does not sign a new agreement with the controlling entity, the controlling entity will provide Mr. Ge a cash payment equal to 1.5 times his annual salary at the time of the change in control event. Mr. Ge may terminate his management service agreement upon two months’ notice.

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

In the event there is a change in control of the Company, Ms. Wang may elect to either terminate her existing service agreement and sign a new agreement with the controlling entity, or in the event Ms. Wang does not sign a new agreement with the controlling entity, the controlling entity will provide Ms. Wang a cash payment equal to 1.5 times her annual salary at the time of the change in control event. Ms. Wang may terminate her management service agreement upon two months’ notice.

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

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2013.

Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid	Stock	Option	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Gregory D. Tse	30,000	-	-	-	-	-	30,000

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None.

Pension Table

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $20,073 and $6,600 for the years ended December 31, 2013 and 2012, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 25, 2014, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of March 25, 2014, there were 73,127,686 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of		Percentage Beneficially

Beneficial Owner(1)	Shares Beneficially Owned	Owned

Directors and Executive Officers

Ronald Edward Strauss(2) 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	13,332,000	18.48%

Renyan Ge(3) 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	16,968,000	23.52%

Xili Wang 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	-	-

Gregory D. Tse 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	-	-

All Officers and Directors as a Group	30,300,000	42.00%

5% Shareholders

Sheen Ventures Limited(2) 8th Floor, Henley Building, 5 Queen’s Road, Central, Hong Kong	13,332,000	18.48%

CC Wireless Limited(3) Room 15A, 17/F, Mai On Industrial Building, 17-21 Kung Yip Street, Kwai Chung, Hong Kong	16,968,000	23.25%

Yixuan Li Unit 904, Bldg B, Jinmingxuan Yangguang Mingju, Luohu District Shenzhen Guangdong, P.R.C.	6,000,000	8.32%

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

Director Independence

During the year ended December 31, 2013, we had one independent director on our board - Mr. Gregory D. Tse. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Albert Wong & Co. for the fiscal periods shown.

	December 31,	December 31,
	2013	2012
Audit Fees	$37,000	$20,000
Audit Related Fees
Tax Fees		3,000
All Other Fees
Total	$37,000	$23,000

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2013 and 2012. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on October 14, 2009).

3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2011).

10.1	Investment Agreement, dated April 23, 2013, between the Company and Dutchess Opportunity Fund, II, LP (incorporated by reference to our Current Report on Form 8-K filed on April 29, 2013).

10.2	Registration Rights Agreement, dated April 23, 2013, between the Company and Dutchess Opportunity Fund, II, LP (incorporated by reference to our Current Report on Form 8-K filed on April 29, 2013).

10.3

Entrusted Management Agreement, dated May 7, 2013, by and among Shenzhen CC Power Investment Consulting Co., Jifu and the Jifu Shareholders (incorporated by reference to our Current Report on Form 8-K filed on May 13, 2013).

10.4

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

10.8	Mutual Release and Settlement Agreement with Jack Zwick (incorporated by reference to our Current Report on Form 8-K filed on March 14, 2013).

14.1	Code of Ethics (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2011).

16.1	Letter of EFP Rotenberg, LLP (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2013).

Exhibit No.Description

21*

CC Mobility Limited, a company incorporated under the laws of Hong Kong as a limited liability company; Shenzhen CC Power Investment Consulting Co. Ltd., a company incorporated under the laws of the People’s Republic of China; Shenzhen CC Power Corporation, a Chinese enterprise incorporated under the laws of the People’s Republic of China; Shenzhen Jifu Communication Technology Co., Ltd., a Chinese enterprise incorporated under the laws of the People’s Republic of China.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XCELMOBILITY INC.

(Registrant)

Date: March 31, 2014	By:	/s/ Renyan Ge
Renyan Ge
Chief Executive Officer (Principal
Executive Officer)

Date: March 31, 2014	By:	/s/ Xili Wang
Xili Wang
Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Renyan Ge	Chief Executive
Officer and Director
Renyan Ge	(Principal Executive Officer)	March 31, 2014

/s/ Xili Wang	Chief Financial Officer	March 31, 2014
(Principal Financial Officer and
Xili Wang	Principal Accounting Officer)

/s/ Ronald Edward Strauss	Director	March 31, 2014

Ronald Edward Strauss

/s/ Gregory D. Tse	Director	March 31, 2014

Gregory D. Tse

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2013

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:	The board of directors and stockholders of
XcelMobility, Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of XcelMobility, Inc. and subsidiaries ("the Group") as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficits as at December 31, 2013 and net losses for the year ended December 31, 2013. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong, China	Albert Wong & Co.
March 31, 2014	Certified Public Accountants

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December	December
	31,	31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$431,707	$98,739
Trade accounts receivable	1,662,760	19,309
Other receivables, net of 3,500 and 3,500 allowance for doubtful accounts	431,824	5,615
Inventory	2,101,585	348
Prepaid expenses	-	8,887
Prepaid VAT	188,586	-
Advances to suppliers	913	3,372

Total Current Assets	4,817,375	136,270

Property and equipment, net of accumulated depreciation of $285,796 and $65,500, respectively	92,393	90,375
Intangible assets, net	1,294,017	-

Goodwill	446,419	-

TOTAL ASSETS	$6,650,204	$226,645

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,814,906	$76,594
Other payables and accrued expenses	1,247,549	109,147
Other taxes payable	319	-
Deferred revenue	19,223	78,811
Convertible notes, net of debt discount	60,703	46,040
Derivative liability	384,598	423,480
Accrued interest	5,223	140,520
Deferred tax liability	323,503	-

Total Current Liabilities	4,856,024	874,592

Convertible notes, net of debt discount	621,872	314,967
Accrued interest	147,654	-
Deferred revenue	-	20,130

Total Liabilities	5,625,550	1,209,689

Commitments and Contingencies (Note 11)	-	-

Shareholders’ (Deficit) Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding December 31, 2013 and 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 73,127,686 and 60,000,000 shares issued and outstanding December 31, 2013 and 2012 respective	73,128	60,000
Shares unissued	2,100,000	-
Additional paid in capital	713,620	131,562
Accumulated deficit	(1,712,498)	(1,207,650)
Accumulated other comprehensive income (loss)	(149,596)	33,044
Total Shareholders’ (Deficit) Equity	1,024,654	(983,044)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,650,204	$226,645

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2013	2012

Revenue	$2,781,745	$277,406
Cost of Revenue	494,485	17,953
Gross Profit	2,287,260	259,453

Operating Expenses:
Selling expense	298,496	41,136
General and administrative expense	2,372,864	986,908
Total Operating Expenses	2,671,360	1,028,044
Loss from Operations	(384,100)	(768,591)

Other Income (Expense):
Interest income	274	853
Interest expense	(42,025)	(122,268)
Amortisation of debt discount	(504,195)	(340,816)
Gain on derivative	188,176	669,329
Other income-government grant	237,488	126,724
Other income	408	-
Other expenses	(874)	-
Total Other Income (Expense)	(120,748)	333,822
Loss Before Taxes	(504,848)	(434,769)
Income tax expense	-	-
Net Loss	$(504,848)	$(434,769)

Foreign currency translation adjustment	(182,640)	2,381
Comprehensive loss	(687,488)	(432,388)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	68,606,084	60,000,000

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock
			Shares			Accumulated
	Number		Subscribed	Additional		Other	Total
	of		But	Paid in	Accumulated	Comprehensive	Equity
	shares		Unissued	Capital	Deficit	Income	(Deficit)

Balance, December 31, 2011	60,000,000	$60,000	$-	$72,248	$(772,881)	$30,663	$(609,970)
Stock based compensation to director	-	-	-	59,314	-	-	59,314
Net (loss) income for the year	-	-	-	-	(434,769)	-	(434,769)
Foreign currency translation difference	-	-	-	-	-	2,381	2,381

Balance, December 31, 2012	60,000,000	$60,000	$-	$131,562	$(1,207,650)	$33,044	$(983,044)
Stock issued in private placements	6,000,000	6,000	-	294,000	-	-	300,000
Stock based compensation to directors	150,000	150	-	(47,464)	-	-	(47,314)
Stock issued for service	2,700,000	2,700	-	186,300	-	-	189,000
Conversion of convertible notes into common stock	4,277,686	4,278	-	149,222	-	-	153,500
Acquisition of a subsidiary	-	-	2,100,000	-	-	-	2,100,000
Net loss for the	-	-	-	-	(504,848)	-	(504,848)
Foreign currency translation difference	-	-	-	-	-	(182,640)	(182,640)

Balance, December 31, 2013	73,127,686	73,128	2,100,000	713,620	(1,712,498)	(149,596)	1,024,654

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(504,848)	$(434,769)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	36,990	20,381
Amortization	-	379
Stock compensation expenses	141,686	59,314
Amortisation of debt discount	504,195	340,816
Fair value adjustment on derivative liability	(188,176)	(669,329)

Changes in assets and liabilities:
Trade accounts receivable	(230,219)	(19,302)
Other receivables and prepayment	(965,660)	(159)
Advances to suppliers	2,522	(3,371)
Inventory	(65,427)	(348)
Accounts payable	(184,386)	35,211
Accrued interest	12,357	122,266
Other taxes payable	119,991	1,787
Other payables and accrued expenses	1,703,601	62,301
Deferred revenue	(81,436)	(204,959)

Net Cash Provided By (Used In) Operating Activities	301,190	(689,782)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(13,192)	(44,328)
Net Cash ( Used In) Provided By Investing Activities	(13,192)	(44,328)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	37,500	213,000
Net Cash Provided By Financing Activities	37,500	213,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	7,469	4,641

Net Change in Cash and Cash Equivalents	332,967	(516,469)

Cash and Cash Equivalents at Beginning of Year	98,739	615,208
Cash and Cash Equivalents at End of Year	$431,707	$98,739

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

CC Power Investment Consulting Co. Ltd.
Shenzhen CC Power Investment Consulting Co. Ltd. (“CC Investment”), a wholly-owned subsidiary of CC Mobility, was incorporated on July 27, 2011 under the laws of the People’s Republic of China (“PRC”) as a wholly foreign owned limited liability company. The required registered capital is $2,000,000 and as of December 31, 2013, $400,000 of the registered capital has been contributed.

Shenzhen CC Power Corporation
Shenzhen CC Power Corporation (“CC Power”) is a Chinese enterprise organized in the PRC on March 13, 2003 in accordance with the Laws of the People’s Republic of China. The required registered capital of CC Power was approximately $1,547,000 (RMB 10,000,000) and as of December 31, 2013, CC Power has paid up approximately $346,000 (RMB2,526,000). In March 2011, Mr. Ryan Ge sold his 5% ownership in CC Power to the other shareholder, Xili Wang (“CC Power Shareholder”). Ms. Wang holds 100% ownership interest in CC Power as of December 31, 2013 and 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1. Organization and Nature of Business - Continued

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
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

CC Power

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
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	December 31,	December 31,
	2013	2012

Total current assets	$86,173	$113,894
Total assets	153,178	190,199
Total current liabilities	551,012	320,873
Total liabilities	551,012	341,003

Jifu

The accounts of Jifu have been consolidated with the accounts of the Company because Jifu is a variable interest entity with respect to CC Investment, which is a wholly-owned subsidiary of the Company. CC Investment entered into five agreements dated May 7, 2013 with Jifu Shareholder and with Jifu pursuant to which CC Investment provides Jifu with exclusive technology consulting and management services. In summary, the five agreements contain the following terms:

Entrusted Management Agreement. Effective on May 7, 2013, CC Investment entered into an Entrusted Management Agreement with Jifu and the Jifu Shareholders, pursuant to which CC Investment agreed to provide, and Jifu agreed to accept, exclusive management services provided by CC Investment. Such management services include but are not limited to financial management, business management, marketing management, human resource management and internal control of Jifu. Jifu will pay a service fee to CC Investment on a quarterly basis, which fee will be a percentage of Jifu’s total operational income. The Entrusted Management Agreement will remain in effect until the acquisition of all the assets or equity of Jifu by CC Investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Technical Services Agreement. Effective on May 7, 2013, CC Investment entered into a Technical Services Agreement with Jifu and the Jifu Shareholders, pursuant to which CC Investment agreed to provide, and Jifu agreed to accept, exclusive technical services provided by CC Investment. Such technical services include but are not limited to software services, computer systems services, data analysis, training and other technical services. Jifu will pay a service fee to CC Investment on a quarterly basis, which fee shall be a percentage of Jifu’s total operational income. The Technical Service Agreement will remain in effect until the acquisition of all the assets or equity of Jifu by CC Investment.

Exclusive Purchase Option Agreement. Effective on May 7, 2013, CC Investment entered into an Exclusive Purchase Option Agreement with Jifu and the Jifu Shareholders, pursuant to which the Jifu Shareholders granted CC Investment an irrevocable and exclusive purchase option to acquire all of Jifu’s equity and/or assets at a nominal consideration. CC Investment may exercise the purchase option at any time. Until CC Investment has exercised its purchase option, Jifu is required to conduct its business in accordance with certain covenants as further described in the Exclusive Purchase Option Agreement.

Loan Agreement

Effective on May 7, 2013, CC Investment entered into a Loan Agreement with the Jifu Shareholders, pursuant to which CC Investment agreed to lend RMB 3,000,000 to the Jifu Shareholders, to be used solely for the operations of Jifu. The loan is interest free, unless the deemed value of the consideration for the equity purchase of Jifu or asset purchase of Jifu under the Exclusive Purchase Option Agreement is higher than the principal amount of the loan, in which case the excess will be deemed to be interest on the loan.

Equity Pledge Agreement

Effective on May 7, 2013, CC Investment entered into an Equity Pledge Agreement with Jifu and the Jifu Shareholders, pursuant to which the Jifu Shareholders pledged all of their equity interests in Jifu, including the proceeds thereof, to guarantee all of CC Investment’s rights and benefits under the Entrusted Management Agreement, the Technical Service Agreement, the Exclusive Purchase Option Agreement and the Loan Agreement. Prior to termination of the Equity Pledge Agreement, the pledged equity interests cannot be transferred without CC Investment’s prior consent. The Jifu Shareholders covenant to CC Investment that among other things, they will only appoint/elect candidates for the board of directors of Jifu and supervisor office of Jifu that were nominated by CC Investment.

In sum, the agreements transfer to CC Investment all of the benefits and all of the risk arising from the operations of Jifu, as well as complete managerial authority over the operations of Jifu. Through these contractual arrangements, the Company has the ability to substantially influence Jifu’s daily operations and financial affairs, appoint its directors and senior executives, and approve all matters requiring board and/or shareholder approval. These contractual arrangements enable the Company to control Jifu and operate our business in the PRC through CC Investment. By reason of the relationship described in these agreements, Jifu is a variable interest entity with respect to CC Investment and CC Investment is considered the primary beneficiary of Jifu because the following characteristics identified in ASC 810-10-15-14 are present:

The holder of the equity investment in Jifu lacks the direct or indirect ability to make decisions about the entity’s activities that have a significant effect on the success of Jifu, having assigned their voting rights and all managerial authority to CC Investment. (ASC 810-10-15-14(b)(1)).

The holder of the equity investment in Jifu lacks the obligation to absorb the expected losses of Jifu, having assigned to CC Investment all revenue and responsibility for all payables. (ASC 810-10-15-14(b)(2).

The holder of the equity investment in Jifu lacks the right to receive the expected residual returns of Jifu, having granted to CC Investment all revenue as well as an option to purchase the equity interests at a fixed price. (ASC 810-10-15-14(b)(3)).

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of Jifu. The carrying amount and classification of Jifu’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31,	December 31,
	2013	2012

Total current assets	$5,138,384	$-
Total assets	5,161,150	-
Total current liabilities	3,405,746	-
Total liabilities	3,405,746	-

Revenue recognition

Our source of revenues is from internet accelerator software, which includes new software license revenues and software plus hardware and maintenance arrangements, and the source of revenue of Jifu is from developing and distributing optical transmitters and receivers, electronic surveillance equipment, and other communications equipment; and trading of electronic products, network products, and communications equipment. We also engage in software research and development. During the year ended December 31, 2013, we also have revenues derived from GPS system development and website development projects along with maintenance arrangements.

We evaluate revenue recognition based on the criteria set forth in FASB ASC 985-605, Software: Revenue Recognition and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Cost of Revenue

Cost of revenue primarily consists of direct costs of products, direct labor of technical staff, depreciation of computer equipment, and overhead associated with the technical department.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Economic and political risks

The Company’s operations are mainly conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations in the PRC may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC.

The Company’s major operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in government administration, governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Credit risk

The Company may be exposed to credit risk from its cash and fixed deposits at bank. No allowance has been made for estimated irrecoverable amounts determined by reference to past default experience and the current economic environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2. Summary of Significant Accounting Policies - Continued

Property and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Equipment	5 years
Office equipment	5 years
Leasehold improvements	Over the lease terms
Software	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Accounting for the impairment of long-lived assets

Impairment of Long-Lived Assets is evaluated for impairment at a minimum on an annual basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 “Impairments of Long-Lived Assets”. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The recoverability of long-lived assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of capital.

Goodwill, Customer-relationship, and Trade-name Intangibles

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with Accounting Standards Codification ASC 350 “Intangibles - Goodwill and Other”, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.

Customer-relationship and trade-name acquired as part of the Merger account for the majority of our intangible assets recognized in the Consolidated Balance Sheet. These assets are expected to generate cash flows indefinitely, do not have estimable or finite useful lives and, therefore, are accounted for as indefinite-lived assets not subject to amortization. We consider the income approach when testing intangible assets with indefinite lives for impairment on an annual basis. We utilize the income approach, specifically the relief from royalty method, for analyzing our indefinite-lived assets. This method is based on the assumption that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset class.

Inventories

Inventories are stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required.

Accounts receivable

Accounts receivable consists of amounts due from customers. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2013 and 2012, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the years ended December 31, 2013 and 2012. Other research and development expenses amounted to $1,611,826 and $246,667 for years ended December 31, 2013 and 2012, respectively, and were included in general and administrative expense.

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
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2013
Balance sheet	RMB 6.1104 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.1905 to US $1.00

December 31, 2012
Balance sheet	RMB 6.3011 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.3034 to US $1.00

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
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

3. Going Concern

The Company has incurred significant continuing losses during the years ended December 31, 2013 and 2012, and has accumulated deficits at December 31, 2013 and 2012. The Company has relied on its registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2013 and 2012, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Goodwill

Pursuant to the acquisition agreement with Jifu, the Company will issue an aggregate of 30,000,000 shares of the Company’s common stock at market price at approximate $0.07 per share. The transaction was shown as below:

	RMB	USD
Cost of acquisition	$12,873,000	$2,100,000
Net assets of Jifu	10,136,450	1,653,581
Goodwill balance at December 31, 2013	2,736,550	446,419

5. Property and Equipment, net

Property and equipment, net consist of the following:

	December 31,	December 31,
	2013	2012

Equipment	$249,543	$132,017
Office equipment	118,018	13,617
Leasehold improvements	8,674	8,411
Software	1,954	1,895
	378,189	155,940
Less: Accumulated depreciation	(285,796)	(65,565)
Property and equipment, net	$92,393	$90,375

The depreciation expense was $22,128 and $21,171 for the years ended December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

6. Intangible Assets, net

Intangible assets, net consist of the following:

	December 31,	December 31,
	2013	2012

Customer relationship	$793,547	$-
Trade name	500,470	-
	1,294,017	-
Less: Accumulated amortization	-	-
Intangible assets, net	$1,294,017	$-

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

Deferred revenue included on the balance sheets as of December 31, 2013 and 2012 is as follow:

	December 31,	December 31,
	2013	2012
Deferred revenue:
Current	$19,223	$78,811
Non-current	-	20,130
Total	$19,223	$98,941

The table below sets forth the deferred revenue activities during the years ended December 31, 2013 and 2012:

	For the years ended December 31,
	2013	2012

Deferred revenue, balance at beginning of year	$98,941	$301,231
Add: Payments received from customers during the year	-	105,721
Add: Government grant received during the year	-	95,222
Less: government grant earned during the year	(15,931)	(135,602)
Less: Revenue earned during the year	(63,787)	(276,631)
Deferred revenue, balance at end of year	$19,223	$98,941

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

8. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of December 31, 2013 and 2012 are as follow:

			Loan	Interest	Convertible	December 31,	December 31,
Lender	Date of Note	Maturity Date	Amount	Rate (p.a.)	Number of stock	2013	2012

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	600,000 $	150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	400,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	600,000	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	200,000	50,000	50,000
First Capital A.G.	April 25, 2012	April 25,2014	100,000	5%	717,283	100,000	100,000
Asher Enterprises, Inc.	July 27th, 2012	April 13th, 2013	63,000	8%	-	-	63,000
Asher Enterprises, Inc.	October 17,2012	July 17, 2013	$53,000	8%	-	-	53,000
						$1,050,000	$1,166,000
					Less: Debt discount from beneficial conversion feature	367,425	804,993
						682,575	361,007

					Less: Current portion	60,703	46,040

					Non-current portion	$621,872	$314,967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

8. Convertible Promissory Notes- Continued

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

Interest expenses for the years ended December 31, 2013 and 2012 were $42,025 and $122,268 respectively.

Amortization of the beneficial conversion feature for the year ended December 31, 2013 and 2012 were $504,195 and $340,816 respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

8. Convertible Promissory Notes- Continued

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

The fair value of the embedded conversion feature of these notes as at December 31, 2013 and 2012 was $384,598 and $423,480, respectively.

Except for the convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012, and the convertible promissory notes issued to Asher Enterprises, Inc., the fair value of the convertible notes was calculated using the Black-Scholes model with the following assumptions: expected life of 3 years, expected dividend rate of 0%, volatility of 208.6% and interest rate at 0.38% .

The fair value of the convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012, and the convertible promissory notes issued to Asher Enterprises, Inc., was calculated using the lattice valuation method as the conversion prices are variable for these notes.

The following assumptions provide information regarding the convertible promissory note of $100,000 issued to Fist Capital A.G. as of December 31, 2013:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

December 31, 2013

Common stock issuable upon conversion	717,283
Market value of common stock on measurement date (1)	0.12
Adjusted Exercise price	0.14
Risk free interest rate (2)	0.07%
Term in year	0.32
Expected volatility (3)	208.6%
Expected dividend yield (4)	0%

(1)	The market value of common stock is the stock price at the close of trading on the date of December 31, 2013.

(2)	The risk-free interest rate was determined by management using the Treasury Bill rates with maturity from 3-month to 6-month as of December 31, 2013.

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013:

	Fair Value Measurements at December 31, 2013
	Quoted Prices In		Significant
	Active Markets for	Significant Other	Unobservable	Total Carrying
	Identical Assets	Observable Inputs	Inputs	Value as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	December 31, 2013

Derivative warrant instruments	-	-	384,598	384,598

Total	-	-	384,598	384,598

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

9. Income Tax

We are subject to income tax in the United States, Hong Kong and PRC.

The Company’s subsidiaries, Jifu, CC Power and CC Investment are incorporated in PRC and are subjected to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws (“EIT Law”). The subsidiaries locate in Shenzhen, a special economic region, where companies are allowed to gradually phase into the 25% statutory tax rate. For 2013 the statutory income tax rate is 25%. The open tax years in PRC are 2009-2013.

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the years ended December 31, 2013 and 2012. The open tax year for CC Mobility in Hong Kong are 2012-2013.

The Company has no income tax expense for the years ended December 31, 2013 and 2012 because it has incurred loss before tax from continuing operation.

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

The following table sets forth the components of deferred income taxes as of December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating losses - U.S.	$1,195,355	$129,630
Net operating losses - PRC and Hong Kong	-	68,625
Deferred revenue	19,223	19,703

	1,214,578	217,958
Valuation allowance	(1,214,578)	(217,958)
Deferred tax assets, net	$-	$-

As of December 31, 2013, the Company has net operating losses carry forward of $1,821,061 in the U.S. and $883,185 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2013, respectively. We provided for a full valuation allowance against the deferred tax assets of $1,214,578 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the years ended December 31, 2013 and 2012 was an increase of $996,620 and a decrease of $403, respectively.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

10. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $20,073 and $6,600 for the years ended December 31, 2013 and 2012, respectively.

11. (Loss) earnings per Share

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

The following table sets forth the computation of basic and diluted net loss per share:

	For The Years Ended
	December 31,
	2013	2012
Net income (loss) available for common shareholders - basic
	$(504,848)	$(434,769)
Interest expense on convertible notes	42,025	122,268
Net income (loss) available for common shareholders - diluted
	$(462,823)	$(312,501)
Weighted average outstanding shares of common stock – basic
	68,606,084	60,000,000
Effect of dilutive securities – convertible notes
	-	-
Weighted average outstanding shares of common stock –diluted
	68,606,084	60,000,000
Profit (loss) per share - basic	$(0.01)	$(0.01)
Profit (loss) per share – diluted	$(0.01)	$(0.01)

For the fiscal years ended December 31, 2013 and 2012, there are 0 potentially dilutive common shares because the Company recorded net losses in 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

12. Commitments and Contingencies

Operating commitments:

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under operating lease are as follows:

2014	$29,605
Thereafter	-
Total minimum payment	$29,605

The Company incurred rental expenses of $32,080 and $85,300 for the years ended December 31, 2013 and 2012, respectively.

13. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Years Ended
	December 31,
	2013	2012

Customer A	34%	*
Customer B	15%	*
Customer C	*	86%

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

15. Related Party Transaction

Effective October 1, 2011 for a period of one year, the Company’s subsidiary, CC Mobility engaged the Company’s shareholder, CC Wireless Limited, to provide technical consultation for product R&D and business development. The monthly fee is determined periodically. During the years ended December 31, 2013 and 2012, nil and $42,800 of consulting fee were paid to CC Wireless Limited respectively.

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

17. Subsequent Events

The Company has evaluated all other subsequent events through March [ ], 2014, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

XCELMOBILITY INC. AND SUBSIDIARIES

SCHEDULE II

SHENZHEN JIFU COMMUNICATION TECHNOLOGY CO., LTD

The following audited financial statements are filed as part of this annual report:

SHENZHEN JIFU COMMUNICATION TECHNOLOGY CO., LTD
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT JULY 4, 2013
(Stated in US Dollars)

As of
July 4, 2013

ASSETS
Current assets:
Cash and cash equivalents	$60,449
Trade accounts receivable	1,392,440
Other receivables, net	332,409
Inventories	664
Total current assets	$1,785,962

Long-term assets:
Property, plant and equipment, net	23,301

TOTAL ASSETS	$1,809,263

LIABILITIES
Current liabilities:
Accounts payable	$290,830
Other payables and accrued expenses	608,174
Other taxes payables	57,208

Total current liabilities	$956,212

TOTAL LIABILITIES	$956,212

STOCKHOLDERS’ EQUITY
Registered capital	$362,472
Retained earnings	383,074
Accumulated other comprehensive income	107,505

TOTAL STOCKHOLDERS’ EQUITY	$853,051

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,809,263

SHENZHEN JIFU COMMUNICATION TECHNOLOGY CO., LTD
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
FOR THE PERIOD FROM JANUARY 1 TO JULY 4, 2013
(Stated in US Dollars)

From the period of
January 1, 2013
to
July 4, 2013

Net sales	$1,929,970

Costs of sales	697,392

Gross profit	$1,232,578

Selling expense	42,557
General and administrative expenses	862,754

Total Operating Expenses	905,311

Income from operations	$327,267

Other expenses (income)
Other income	119,756

Income before income taxes	$447,023

Income tax provision	-

Net income	$447,023

Foreign currency translation gain(loss)	(6,609)

Comprehensive income	$440,414

SHENZHEN JIFU COMMUNICATION TECHNOLOGY CO., LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1 TO JULY 4, 2013
(Stated in US Dollars)

For the period from
January 1, 2013
to
July 4, 2013

Cash flows provided by (used for) operating activities :
Net income	$447,023
Depreciation	4,383
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Trade accounts receivable	(1,320,606)
Other receivable and prepayment	(5,434)
Inventory	(654)
Account payables	287,739
Other payables and accrued expenses	607,714
Net cash provided by (used for) operating activities	$20,165

Cash flows provided by (used for) investing activities:
Acquisition of plant and equipment	$(848)
Net cash provided by (used for) investing activities	$(848)

Net cash provided by (used for) financing activities	$-

Effect of Exchange Rate Changes on Cash	$1,000

Net increase (decrease) in cash and cash equivalents	$20,317

Cash and cash equivalents - beginning of period	$40,132

Cash and cash equivalents - end of period	$60,449

Supplementary disclosure of cash flow information:
Interest received	$-
Interest paid	$-