Form 10-Q
period 2014-03-31
XcelMobility Inc.
filed 2014-05-14
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes     [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2014
Common stock, $.001 par value	73,628,509

XCELMOBILITY INC. FORM 10-Q

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on March 31, 2014.

     As used in this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” “Xcel,” “XCLL,” the “Company” or the “Registrant” refer to XcelMobility Inc., a Nevada corporation and its wholly owned subsidiaries, CC Mobility Limited (“CC Mobility”), a company organized under the laws of Hong Kong, Shenzhen CC Power Investment Consulting Co. Ltd. (“CC Investment”), a company organized under the laws of the People’s Republic of China, and a wholly-owned subsidiary of CC Mobility, Shenzhen CC Power Corporation (“CC Power”), a company organized under the laws of the People’s Republic of China; and Shenzhen Jifu Communication Technology Co., Ltd., a company organized under the laws of the People’s Republic of China (“Jifu”).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	5

Condensed Consolidated Statements of Income and Comprehensive Income (loss) for the three months ended March 31, 2014 and 2013 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited)	7

Notes to Unaudited Consolidated Condensed Financial Statements	8-29

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$87,847	$431,707
Trade accounts receivable	2,095,680	1,662,760
Other receivables, net of 3,578 and 3,500 allowance for doubtful accounts	2,409,968	431,824
Inventory	936,141	2,101,585
Prepaid VAT	239,946	188,586
Advances to suppliers	-	913

Total Current Assets	$5,769,582	$4,817,375

Property, Plant and Equipment, net of accumulated depreciation of $290,872 and $285,796,
respectively	84,285	92,393
Intangible assets, net	1,294,017	1,294,017
Goodwill	446,419	446,419

TOTAL ASSETS	$7,594,303	$6,650,204

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Short-term bank loans	$2,272,026	$-
Accounts payable	1,274,580	2,814,906
Other payables and accrued expenses	1,293,731	1,247,549
Other taxes payable	-	319
Deferred revenue	19,062	19,223
Convertible notes, net of debt discount	95,631	60,703
Derivative liability	356,700	384,598
Accrued interest	5,386	5,223
Deferred tax liability	323,503	323,503

Total Current Liabilities	$5,640,619	$4,856,024

Convertible notes, net of debt discount	654,627	621,872
Accrued interest	168,370	147,654
Total Liabilities	$6,463,616	$5,625,550

Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013		-
Common stock, $0.001 par value, 100,000,000 shares authorized; 73,127,686 shares issued and outstanding at March 31, 2014 and December 31, 2013	73,128	73,128
Shares unissued	2,100,000	2,100,000
Additional paid in capital	713,620	713,620
Accumulated deficit	(1,613,522)	(1,712,498)
Accumulated other comprehensive loss	(142,539)	(149,596)
Total Shareholders’ Equity	1,130,687	1,024,654
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,594,303	$6,650,204

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013

Revenue	$844,528	$26,374

Cost of Revenue	(134,852)	-

Gross Profit	709,676	26,374

Operating Expenses:
Selling expense	35,017	4,487
General and administrative expense	519,121	281,932
Total Operating Expenses	554,138	286,419
Income (loss) from Operations	155,586	(260,045)

Other Income (Expense):
Interest income	-	35
Interest expense	(31,636)	(12,540)
Amortization of debt discount	(75,437)	(112,522)
Gain on derivatives	27,898	-
Other income	22,613	13,964
Total Other Income (Expense)	(56,562)	(111,063)
Income (Loss) Before Taxes	98,976	(371,108)
Income tax expense	-	-

Net Income (Loss)	98,976	(371,108)
Foreign currency translation adjustment	7,057	(4,178
Comprehensive income (loss)	$106,033	$(375,286)

Earnings (loss) per share - Basic	$0.0014	$(0.0062)

Earnings (loss) per share – Dilutive	$0.0014	$(0.0062)

Basic weighted average number of shares outstanding	73,127,686	60,195,591

Diluted weighted average number of shares outstanding	77,644,969	60,195,591

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities:
Net income (loss)	$98,976	$(371,108)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,744	7,409
Stock based compensation expense	-	15,114
Amortisation of debt discount	75,437	112,522
Fair value adjustment on derivative liability	(27,898)	-

Changes in assets and liabilities:
Trade accounts receivable, net	(432,920)	(4,834)
Other receivable and prepayment	(2,029,504)	4,040
Advances to suppliers	913	3,385
Inventories	1,165,444	-
Accounts payable	(1,540,327)	(76,594)
Accrued interest	20,879	(14,888)
Other taxes payable	(319)	(740)
Other payables and accrued expenses	38,429	576,255
Deferred revenue	(161)	(35,785)

Net Cash Provided By (Used In) Operating Activities	(2,625,307)	214,776

Cash Flows from Investing Activities:
Proceeds from disposal of property, plant and equipment	2,365	-
Purchase of property, plant and equipment, net of value added tax refunds received	-	(1,158)
Net Cash Provided By (Used In) Investing Activities	2,365	(1,158)

Cash Flows from Financing Activities:
Proceeds from new bank loans obtained	2,272,026	-
Net Cash Provided By Financing Activities	2,272,026	-

Effect of Exchange Rate Changes on Cash	7,056	(3,677)

Net Change in Cash	(343,860)	209,941

Cash and Cash Equivalents at Beginning of Period	431,707	98,739

Cash and Cash Equivalents at End of Period	$87,847	$308,680

Supplement Cash Flow Information
Cash paid during the period for interest	$31,636	$-
Cash paid during the period for income taxes	$-	$-

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

Shenzhen CC Power Corporation
     Shenzhen CC Power Corporation (“CC Power”) is a Chinese enterprise organized in the PRC on March 13, 2003 in accordance with the Laws of the People’s Republic of China. The required registered capital of CC Power was approximately $1,547,000 (RMB 10,000,000) and as of December 31, 2013, CC Power has paid up approximately $346,000 (RMB2,526,000). In March 2011, Mr. Ryan Ge sold his 5% ownership in CC Power to the other shareholder, Xili Wang (“CC Power Shareholder”). Ms. Wang holds 100% ownership interest in CC Power at the end of the financial period.

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

XCELMOBILITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

XCELMOBILITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at March 31, 2014 and for the three months ended March 31, 2014 and 2013 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2013. The Company follows the same accounting policies in the preparation of interim reports. The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP")

The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	March 31,	December 31,
	2014	2013

Total current assets	$89,058	$86,173
Total assets	244,583	153,178
Total current liabilities	527,507	551,012
Total liabilities	527,507	551,012

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of Jifu. The carrying amount and classification of Jifu’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	March 31,	December 31,
	2014	2013

Total current assets	$6,151,398	$5,138,384
Total assets	6,172,165	5,161,150
Total current liabilities	4,141,857	3,405,746
Total liabilities	4,141,857	3,405,746

Revenue recognition

Our source of revenues is from internet accelerator software, which includes new software license revenues and software plus hardware and maintenance arrangements, and the source of revenue of Jifu is from developing and distributing optical transmitters and receivers, electronic surveillance equipment, and other communications equipment; and trading of electronic products, network products, and communications equipment. We also engage in software research and development, GPS system development and website development projects along with maintenance arrangements.

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

Accounts receivable

Accounts receivable consists of amounts due from customers. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2014 and 2013, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the three months ended March 31, 2014 and 2013. Research and development expenses amounted to $146,344 and $55,997 for the three months ended March 31, 2014 and 2013, respectively, and were included in general and administrative expense.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

March 31, 2014
Balance sheet	RMB 6.1619 to US $1.00
Statement of income and other comprehensive income	RMB 6.1156 to US $1.00

March 31, 2013
Balance sheet	RMB 6.2666 to US $1.00
Statement of income and other comprehensive income	RMB 6.2769 to US $1.00

December 31, 2013
Balance sheet	RMB 6.1104 to US $1.00
Statement of income and other comprehensive income	RMB 6.1905 to US $1.00

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

XCELMOBILITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2014, FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC). Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity. To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity. If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

3. Going Concern

The Company has incurred negative operating cash flows during the three months ended March 31, 2014 and has an accumulated deficit at March 31, 2014 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of March 31, 2014, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Goodwill

Pursuant to the acquisition agreement with Jifu, the Company will issue an aggregate of 30,000,000 shares of the Company’s common stock at market price at approximate $0.07 per share. The transaction was shown as below:

	RMB	USD
Cost of acquisition	$12,873,000	$2,100,000
Net assets of Jifu	10,136,450	1,653,581
Goodwill balance at March 31, 2014	2,736,550	446,419

5. Property and Equipment, net

Property, plant and equipment, net consist of the following:

	March 31,	December 31,
	2014	2013

Equipment	$247,585	$249,543
Office equipment	117,032	118,018
Leasehold improvements	8,602	8,674
Software	1,938	1,954
	375,157	378,189
Less: Accumulated depreciation	(290,872)	(285,796)
Property and equipment, net	$84,285	$92,393

During the three months ended March 31, 2014 and 2013, depreciation expense was approximately $5,744 and $7,409, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Intangible Assets, net

Intangible assets, net consist of the following:

	March 31,	December 31,
	2014	2013

Customer relationship	$793,547	$793,547
Trade name	500,470	500,470
	1,294,017	1,294,017
Less: Accumulated amortization	-	-
Intangible assets, net	$1,294,017	$1,294,017

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

Deferred revenue included on the balance sheets as of March 31, 2014 and December 31, 2013 is as follow:

	March 31,	December 31,
	2014	2013
Deferred revenue:
Current	$19,062	$19,223
Non-current	-	-
Total	$19,062	$19,223

The table below sets forth the deferred revenue activities during the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013

Deferred revenue, balance at beginning of period	$19,223	$98,941
Less: government grant earned during the three months	-	(14,289)
Less: Revenue earned during the three months	-	(21,010)
Exchange rate difference	(161)	-
Deferred revenue, balance at end of period	$19,062	$63,642

XCELMOBILITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of March 31, 2014 and December 31, 2013 are as follow:

			Loan	Interest	Convertible	March 31,	December 31,
Lender	Date of Note	Maturity Date	Amount	Rate (p.a.)	Number of stock	2014	2013

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	600,000 $	150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	400,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	600,000	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	200,000	50,000	50,000
First Capital A.G.	April 25, 2012	April 25,2014	100,000	5%	717,283	100,000	100,000
						$1,050,000	$1,050,000
					Less:
					Debt discount from beneficial conversion feature	299,742	367,425
						750,258	682,575

					Less:
					Current portion	95,631	60,703
					Non-current portion
						$654,627	$621,872

XCELMOBILITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Convertible Promissory Notes- Continued

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

Interest expenses for the three months ended March 31, 2014 and 2013 were $13,125 and $12,540 respectively.

Amortization of the beneficial conversion feature for the three months ended March 31, 2014 and 2013 were $75,437 and $112,522 respectively.

Except for the convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012, all the convertible promissory notes (the “Notes”) are convertible upon the occurrence of the following events:

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

XCELMOBILITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) In the event of an equity Qualified Financing (“Qualified Equity Financing”), the Holder may at its option convert the Debt into shares of capital stock of the same class and series and with the same rights, preferences and privileges as those issued in such Qualified Equity Financing, at a price per share equal to the purchase price paid by investors in such Qualified Equity Financing.

The fair value of the embedded conversion feature of these notes as at March 31, 2014 and December 31, 2013 were $356,700 and $384,598, respectively.

Except for the convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012, the fair value of the convertible notes was calculated using the Black-Scholes model with the following assumptions: expected life of 2 years, expected dividend rate of 0%, volatility of 181.9% and interest rate at 0.44% .

The fair value of the convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012, was calculated using the lattice valuation method as the conversion prices are variable for these notes.

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

XCELMOBILITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014:

	Fair Value Measurements at March 31, 2014
	Quoted Prices In		Significant
	Active Markets for	Significant Other	Unobservable	Total Carrying
	Identical Assets	Observable Inputs	Inputs	Value as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	March 31, 2014

Derivative warrant instruments	-	-	356,700	356,700

Total	-	-	356,700	356,700

XCELMOBILITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Short-term Bank Loans

Short term bank loans consisted of the following:

			March 31,	December 31,
	Due date	Interest rate	2014	2013
Unsecured bank loan:
China Construction Bank	4/30/2014	5.54% per annum	$2,272,026	$-

			$2,272,026	$-

Short-term bank loan interest expense for the three months ended March 31, 2014 and 2013 was $31,636 and nil respectively.

10. Income Tax

We are subject to income tax in the United States, Hong Kong and PRC.

The Company’s subsidiaries, Jifu, CC Power and CC Investment are incorporated in PRC and are subjected to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws (“EIT Law”). The subsidiaries locate in Shenzhen, a special economic region, where companies are allowed to gradually phase into the 25% statutory tax rate. For 2014 and 2013, the statutory income tax rate is 25%. The open tax years in PRC are 2009-2014.

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the three months ended March 31, 2014 and 2013. The open tax year for CC Mobility in Hong Kong are 2012-2014.

The Company has no income tax expense for the three months ended March 31, 2014 and 2013 because it has not net assessable income.

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

The following table sets forth the components of deferred income taxes as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating losses - U.S.	$102,936	$1,195,355
Deferred revenue	-	19,223
	102,936	1,214,578
Valuation allowance	(102,936)	(1,214,578)
Deferred tax assets, net	$-	$-

As of March 31, 2014, the Company has net operating losses carry forward of $1,923,997 in the U.S. and $681,272 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2013, respectively. We provided for a full valuation allowance against the deferred tax assets of $102,936 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the three months ended March 31, 2014 and 2013 was a decrease of $1,111,642 and an increase of $133,702, respectively.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the three months ended March 31, 2014 and 2013.

XCELMOBILITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $17,101 and $2,586 for the three months ended March 31, 2014 and 2013, respectively.

12. Earnings (loss) per share

Basic earnings (loss) per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for the convertible notes and preferred stock and the treasury stock method for warrants and options. The following table sets forth the computation of basic and diluted net loss per share:

	For The Three Months Ended
	March 31,
	2014	2013

Net income (loss) available for common shareholders – basic	$98,976	$(371,108)
Interest expense on convertible notes	13,125	12,540
Net income (loss) available for common shareholders - diluted	$112,101	$(358,568)

Weighted average outstanding shares of common stock – basic	73,127,686	60,195,591
Dilutive shares:
Conversion of convertible notes payable	4,517,283	-

Weighted average outstanding shares of common stock – diluted	77,644,969	60,195,591

Earnings (loss) per share – basic	$0.0014	$(0.0062)

Earnings (loss) per share – diluted	$0.0014	$(0.0062)

Since the company is suffering losses, the dilutive loss per share is equal to the basic loss per share for the three months ended March 31, 2013, because the convertible notes are anti-dilutive.

13. Commitments and Contingencies

Operating commitments:

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under operating lease are as follows:

2014	$29,122
Thereafter	-
Total minimum payment	$29,122

The Company incurred rental expenses of $39,489 and $21,412 for the three months ended March 31, 2014 and 2013, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended
	March 31,
	2014	2013

Customer A	99.98%	-
Customer B	-	37%
Customer C	-	37%
Customer D	-	26%

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

16. Subsequent Events

The Company has evaluated all other subsequent events through May [ ], 2014, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Results of Operations

            The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed on March 31, 2014.

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenue

            Our revenue for the three months ended March 31, 2014 totaled $844,528, an increase of $818,154 or 3,102.1% from $26,374 for the three months ended March 31, 2013. This increase in revenue was primarily due to the acquisition of Jifu in the middle of 2013, which generated revenue of $844,399.

Cost of revenue

            Cost of revenue for the three months ended March 31, 2014 totaled $134,852, an increase of $134,852, from nil for the three months ended March 31, 2013. This increase in cost of revenue was primarily due to the acquisition of Jifu in the middle of 2013, which incurred cost of revenue of $134,809.

Gross profit

            Gross profit for the three months ended March 31, 2014 was $709,676, an increase of $683,302 or 2,590.8% from $26,374 for the three months ended March 31, 2013. This increase in gross profit was primarily due to the acquisition of Jifu, which generated a gross profit of $709,590.

Operating Expenses

            Our operating expenses for the three months ended March 31, 2014 increased by $267,719 or 93.47% to $554,138 from $286,419 for the three months ended March 31, 2013. These expenses comprise of selling expenses of $35,017 and general & administrative expenses of $519,121 for the three months ended March 31, 2014, while the selling expenses and general & administrative expenses for the three months ended March 31, 2013 were $4,487 and $281,932 respectively. This increase in operating expenses was primarily due to the acquisition of Jifu, which incurred selling expenses and general & administrative expenses for the three months ended March 31, 2014 of $30,112 and $378,191 respectively.

Other Income (expense)

            Other income (expense) for the three months ended March 31, 2014 was ($56,562), a decrease of $54,501 or (49.07%) from ($111,063) for the three months ended March 31, 2013. This decrease in other expense was primarily due to decrease in amortization of debt discounts by $37,085 to $75,437 for the three months ended March 31, 2014 from $112,522 for the three months ended March 31, 2013.

Net income (loss)

            Our net income was $98,976 for the three months ended March 31, 2014, compared to net (loss) of ($371,108) for the three months ended March 31, 2013. This increase in net income was primarily due to the acquisition of Jifu, which generated a net income of $292,248 for the three months ended March 31, 2014.

Comprehensive income (loss)

            Our comprehensive income (loss) increased from ($375,286) for the three months ended March 31, 2013 to $106,033 for the three months ended March 31, 2014. The increase is primarily due to an increase in net income.

Liquidity and Capital Resources

Overview

            As of March 31, 2014, we had cash and equivalents on hand of $87,847 and net current assets of $128,963. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through December 31, 2014. To meet our future development plan, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness might result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations activities. Moreover, financing may not be available in amounts or on terms acceptable to us, if at all. Our capability to raise adequate additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Net cash provided by (used in) operating activities

            Net cash provided by (used in) operating activities for the three months ended March 31, 2014 was ($2,625,307) compared to net cash provided by operating activities of $214,776 for the three months ended March 31, 2013. This decrease in cash from operating activities was primarily due to an increase in other receivables and prepayment, and a decrease in accounts payable.

Net cash provided by (used in) investing activities

            Net cash provided by investing activities for the three months ended March 31, 2014 was $2,365 compared to net cash used in investing activities for the three months ended March 31, 2013 of ($1,158). This increase in cash provided by investing activities was primarily due to a decrease in purchases of property, plant and equipment.

Net cash provided by financing activities

            Net cash provided by financing activities for the three months ended March 31, 2014 was $2,272,026 compared to nil in cash provided by financing activities for the three months ended March 31, 2013. The increase in cash provided by financing activities was as a result of the increase in the proceeds from a bank loan obtained in the three months ended March 31, 2014.

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

            Considering the RMB balance of our cash as of March 31, 2014, which amounted to US$53,213, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$538 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

            We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

            There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

            None.

Item 1A. Risk Factors.

            As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            None.

Item 3. Defaults Upon Senior Securities.

            None.

Item 4. Mine Safety Disclosure.

            Not applicable.

Item 5. Other Information.

            None.

Item 6. Exhibits.

Exhibit No.	Description
3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on October 14, 2009).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2011).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2011).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

* Filed herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCELMOBILITY INC.

Dated: May 15, 2014	/s/ Xili Wang
By: Xili Wang
Its: Chief Financial Officer and Secretary (Principal Financial
Officer and Principal Accounting Officer)