Form 10-Q
period 2014-06-30
XcelMobility Inc.
filed 2014-08-14
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number 000-54333

XCELMOBILITY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0561888
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

2225 East Bayshore Road, Suite 200, Palo Alto, CA 94303
(Address of principal executive offices) (Zip Code)

(650) 320-1728
(Registrant’s telephone number, including area code)

303 Twin Dolphins Drive, Suite 600, Redwood City, CA 94065
(Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting
		(Do not check if smaller	company
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2014
Common stock, $.001 par value	79,576,205

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$182,384	$431,707
Trade accounts receivable	2,228,090	1,662,760
Other receivables, net of 3,582 and 3,500 allowance for doubtful accounts	305,621	431,824
Inventory	934,251	2,101,585
Prepaid VAT	240,207	188,586
Advances to suppliers	-	913

Total Current Assets	$3,890,553	$4,817,375

Property, Plant and Equipment, net of accumulated depreciation of $290,872 and $285,796, at June 30, 2014 and December 31, 2013 respectively	81,876	92,393
Intangible assets, net	1,294,017	1,294,017
Goodwill	446,419	446,419

TOTAL ASSETS	$5,712,865	$6,650,204

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:		-
Accounts payable	$1,272,956	$2,814,906
Other payables and accrued expenses	1,394,005	1,247,549
Other taxes payable	-	319
Deferred revenue	19,083	19,223
Convertible notes, net of debt discount	-	60,703
Derivative liability	550,163	384,598
Accrued interest	-	5,223
Deferred tax liability	323,503	323,503

Total Current Liabilities	$3,559,710	$4,856,024

Convertible notes, net of debt discount	808,569	621,872
Warrant liabilities		-
Accrued interest	233,474	147,654
Total Liabilities	$4,601,753	$5,625,550

Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 74,773,902 and 73,127,686 shares issued and outstanding at June 30, 2014 and December 31, 2013 respectively	74,774	73,128
Shares unissued	2,100,000	2,100,000
Additional paid in capital	713,620	713,620
Accumulated deficit	(1,637,485)	(1,712,498)
Accumulated other comprehensive loss	(139,797)	(149,596)
Total Shareholders’ Equity	1,111,112	1,024,654
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,712,865	$6,650,204

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$629,448	$16,028	$1,473,976	$42,402

Cost of Revenue	93,445	11	228,297	11
Gross Profit	536,003	16,017	1,245,679	42,391

Operating Expenses:
Selling expense	9,307	4,147	44,324	8,634
General and administrative expense	386,837	425,469	905,958	707,401
Total Operating Expenses	396,144	429,616	950,282	716,035
Income (loss) from Operations	139,859	(413,599)	295,397	(673,644)

Other Income (Expense):
Interest income	82	173	82	208
Interest expense	(5,550)	(23,541)	(26,250)	(36,081)
Gain (loss) on derivative	(129,411)	309,687	(101,513)	309,687
Amortization of debt discount	(83,579)	(216,941)	(159,015)	(329,463)
Other income (expense)	43,699	1,560	66,312	15,524
Total Other Income (Expense)	(174,759)	70,938	(220,384)	(40,125)
Income (loss) Before Taxes	(34,900)	(342,661)	75,013	(713,769)
Income tax expense	-	-	-	-
Net Income (Loss)	(34,900)	(342,661)	75,013	(713,769)
Foreign currency translation adjustment	2,742	21,294	9,799	17,116
Comprehensive (loss) income	(32,158)	(321,367)	84,812	(696,653)

Basic income (loss) per share:	$(0.00)	$(0.01)	$0.00	$(0.01)

Diluted income (loss) per share:	$(0.00)	$(0.01)	$0.00	$(0.01)

Basic weighted average number of shares outstanding	73,666,997	67,849,391	73,398,831	64,022,491

Diluted weighted average number of shares outstanding	73,666,997	67,849,391	86,238,476	64,022,491

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$75,013	$(713,769)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,675	12,932
Stock compensation expenses	-	140,728
Amortization of debt discount	159,015	329,463
Fair value adjustment on derivative liability	101,513

Changes in assets and liabilities:
Trade accounts receivable, net	(565,330)	(6,321)
Other receivables and prepayment	74,581	1,043
Advances to suppliers	913	3,406
Inventory	1,167,334	-
Accounts payable	(1,541,950)	(76,594)
Accrued interest	80,597	(51,735)
Other taxes payable	(318)	-
Other payables and accrued expenses	(22,514)	278,707
Deferred revenue	(140)	(55,353)

Net Cash Used In Operating Activities	(460,611)	(137,493)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(158)	(1,533)
Net Cash Used In Investing Activities	(158)	(1,533)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	200,000	175,775
Net Cash Provided By Financing Activities	200,000	175,775

Effect of Exchange Rate Changes on Cash and Cash Equivalents	11,446	1,612

Net Change in Cash and Cash Equivalents	(249,323)	38,362

Cash and Cash Equivalents at Beginning of Period	431,707	98,739
Cash and Cash Equivalents at End of Period	$182,384	$137,100

Supplement Cash Flow Information
Cash paid during the period for interest	$26,250	$-
Cash paid during the period for income taxes	$-	$-

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at June 30, 2014 and for the six months ended June 30, 2014 and 2013 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2013. The Company follows the same accounting policies in the preparation of interim reports. The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP")

The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2014	2013

Total current assets	$106,234	$86,173
Total assets	162,837	153,178
Total current liabilities	687,906	551,012
Total liabilities	687,906	551,012

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of Jifu. The carrying amount and classification of Jifu’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2014	2013

Total current assets	$4,162,198	$5,138,384
Total assets	4,185,168	5,161,150
Total current liabilities	1,840,824	3,405,746
Total liabilities	1,840,824	3,405,746

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

Accounts receivable

Accounts receivable consists of amounts due from customers. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30 2014 and 2013, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the six months ended June 30, 2014 and 2013. Research and development expenses amounted to $193,795 and $96,840 for the six months ended June 30, 2014 and 2013, respectively, and were included in general and administrative expense.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2014
Balance sheet	RMB 6.1552 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.1397 to US $1.00

June 30, 2013
Balance sheet	RMB 6.1732 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.2395 to US $1.00

December 31, 2013
Balance sheet	RMB 6.1104 to US $1.00
Statement of income and other comprehensive income	RMB 6.1905 to US $1.00

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

3. Going Concern

The Company has incurred negative operating cash flows during the six months ended June 30, 2014 and has an accumulated deficit at June 30, 2014 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of June 30, 2014, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Goodwill

Pursuant to the acquisition agreement with Jifu, the Company will issue an aggregate of 30,000,000 shares of the Company’s common stock at market price at approximate $0.07 per share. The transaction was shown as below:

	RMB	USD

Cost of acquisition	$12,873,000	$2,100,000
Net assets of Jifu	10,136,450	1,653,581

Goodwill balance at June 30, 2014	2,736,550	446,419

5. Property and Equipment, net

Property, plant and equipment, net consist of the following:

	June 30,	December 31,
	2014	2013

Equipment	$249,306	$249,543
Office equipment	117,159	118,018
Leasehold improvements	8,611	8,674
Software	1,940	1,954
	377,016	378,189
Less: Accumulated depreciation	(295,140)	(285,796)
Property and equipment, net	$81,876	$92,393

The depreciation expense was $10,317 and $6,966 for the three months ended June 30, 2014 and 2013, respectively. The depreciation expense was $4,573 and $14,375 for the six months ended June 30, 2014 and 2013, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Intangible Assets, net

Intangible assets, net consist of the following:

	June 30,	December 31,
	2014	2013

Customer relationship	$793,547	$793,547
Trade name	500,470	500,470
	1,294,017	1,294,017
Less: Accumulated amortization	-	-
Intangible assets, net	$1,294,017	$1,294,017

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

Deferred revenue included on the balance sheets as of June 30, 2014 and December 31, 2013 is as follow:

	June 30,	December 31,
	2014	2013
Deferred revenue:
Current	$19,083	$19,223
Non-current	-	-
Total	$19,083	$19,223

The table below sets forth the deferred revenue activities during the six months ended June 30, 2014 and 2013:

	For the six months ended June 30,
	2014	2013

Deferred revenue, balance at beginning of period	$19,223	$98,941
Less: government grant earned during the three months	-	(14,289)
Less: Revenue earned during the three months	-	(21,010)
Exchange rate difference	(140)	-
Deferred revenue, balance at end of period	$19,083	$63,642

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of June 30, 2014 and December 31, 2013 are as follow:

			Loan	Interest	Convertible	June 30,	December 31,
Lender	Date of Note	Maturity Date	Amount	Rate (p.a.)	Number of stock	2014	2013

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	600,000	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	400,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	600,000	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	200,000	50,000	50,000
Hanover Holdings I, LLC	May 30, 2014	May 30, 2016	350,000	8%	9,039,645	350,000	-
First Capital A.G.	April 25, 2012	April 25,2014	100,000	5%	-	-	100,000
						$1,300,000	$1,050,000
					Less:
					Debt discount
					from beneficial
					conversion feature	491,431	367,425
						808,569	682,575

					Less:
					Current portion	-	60,703
					Non-current portion	$808,569	$621,872

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Convertible Promissory Notes- Continued

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

Interest expense for the three months ended June 30, 2014 and 2013 was $13,043 and $23,541, respectively. Interest expense for the six months ended June 30, 2014 and 2013 was $26,168 and $36,081, respectively.

Amortization of the beneficial conversion feature for the six months ended June 30, 2014 and 2013 were $159,015 and $216,941 respectively.

Except for the convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012 and the $350,000 issued to Hanover Holdings I, LLC on May 30, 2014, all the convertible promissory notes (the “Notes”) are convertible upon the occurrence of the following events:

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

Convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012

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

Convertible promissory note of $350,000 issued to Hanover Holdings I, LLC on May 30, 2014

On May 30, 2014, or the Closing Date, we entered into a securities purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Hanover Holdings I, LLC, a New York limited liability company (“Hanover”). Pursuant to the terms of the Purchase Agreement, Hanover purchased from us on the Closing Date (i) a senior convertible note with an initial principal amount of $350,000 (the “Convertible Note”) and (ii) a warrant to acquire up 3,716,091 shares of our common stock (the “Warrant”), for a total purchase price of $250,000. The Convertible Note was issued with an original issue discount of approximately 28.57%.

$40,000 of the outstanding principal amount of the Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) shall be automatically extinguished (without any cash payment by us) if (i) we have properly filed a registration statement with the Securities and Exchange Commission, or SEC, on or prior to July 14, 2014, or the Filing Deadline, covering the resale by Hanover of the shares of common Stock issued or issuable upon conversion of the Convertible Note and (ii) no event of default or an event that with the passage of time or giving of notice would constitute an event of default has occurred on or prior to such date. Moreover, $60,000 of the outstanding principal amount of the Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) shall be automatically extinguished (without any cash payment by us) if (i) the registration statement has been declared effective by the SEC on or prior to the earlier of (i) the 120th calendar day after the Closing Date and (ii) the fifth business day after the date we are notified by the SEC that such registration statement will not be reviewed or will not be subject to further review (the “Effectiveness Deadline”), and the prospectus contained therein is available for use by Hanover for the resale by Hanover of the shares of common stock issued or issuable upon conversion of the Convertible Note and (ii) no event of default or an event that with the passage of time or giving of notice would constitute an event of default has occurred on or prior to such date.

The Convertible Note matures on May 30, 2016 (subject to extension as provided in the Convertible Note) and, in addition to the approximately 28.57% original issue discount, accrues interest at the rate of 8.0% per annum. The Convertible Note is convertible at any time, in whole or in part, at Hanover’s option into shares of our common stock, par value $0.001 per share at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three (3) trade prices of our common stock during the 10 consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 65%, and (ii) $0.12 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Warrant entitles Hanover to purchase up to 3,716,091 shares of our common stock (the “Share Amount”) at any time for a period of one year from the Closing Date at an exercise price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three (3) VWAPs of the common stock during preceding ten (10) consecutive trading days and (y) sixty-five percent (65%), and (B) $0.12 (as adjusted for any stock split, stock dividend, stock combination or other similar transaction) (the “Exercise Price”). The Warrant may only be exercised for cash and we have the right to accept or decline any exercise of the Warrant by Hanover. If at any time the Share Amount is less than the quotient of $150,000 and the Exercise Price (the “Required Share Amount”), then the number of shares issuable upon exercise of the warrant shall automatically be increased by such number of shares equal to the difference of the Required Share Amount less the Share Amount.

At no time will Hanover be entitled to convert any portion of the Convertible Note or exercise any portion of the Warrant to the extent that after such conversion or exercise, Hanover (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of our common stock as of such date (the “Maximum Percentage”). The Maximum Percentage may be raised to any other percentage not in excess of 9.99% at the option of Hanover upon at least 61 days’ prior notice to us, or lowered to any other percentage, at the option of Hanover, at any time.

The Convertible Note includes customary event of default provisions. Upon the occurrence of an event of default, Hanover may require us to pay in cash the greater of (i) the product of (A) the amount to be redeemed multiplied by (B) 135% (or 100% if an insolvency related event of default) and (ii) the product of (X) the conversion price in effect at that time multiplied by (Y) the product of (1) 135% (or 100% if an insolvency related event of default) multiplied by (2) the greatest closing sale price of our common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date we make the entire payment required to be made under this provision.

We have the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the Convertible Note in cash at a price equal to 135% of the total amount of such Convertible Note then outstanding. If at any time after the Closing Date, (i) the closing bid price of our common stock is equal to or greater than 140% of the Exercise Price for a period of 30 consecutive trading days (the “Measuring Period”), (ii) no Equity Conditions Failure (as defined in the Warrant) shall have occurred, and (iii) the aggregate dollar trading volume of the Common Stock for each trading day during the Measuring Period exceeds $3,000 per day, then we shall have the right to require Hanover to exercise all, or any part, of the Warrant (up to the Maximum Forced Exercise Amount (defined below)) (the “Forced Exercise”) at the then applicable Exercise Price. We will not be permitted to effect a Forced Exercise if, after giving effect to such Forced Exercise, we have received more than $150,000 in cash, in the aggregate, from one or more exercises of the Warrant. “Maximum Forced Exercise Amount” means, as of any given date, the lesser of (x) the number of shares of our common stock issuable upon exercise of the Warrant as of such given date and (y) 500% of the average trading volume (as reported on Bloomberg) of our common stock on our principal market on each of the 10 consecutive trading days ending and including the trading day immediately prior to such given date.

The fair value of the embedded conversion feature of these notes as at June 30, 2014 and December 31, 2013 were $550,163 and $384,598, respectively.

Except for the convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012 and the $350,000 issued to Hanover Holdings I, LLC on May 30, 2014, the fair value of the convertible notes was calculated using the Black-Scholes model with the following assumptions: expected life of 1-3 years, expected dividend rate of 0%, volatility of 129.5% and interest rate at 0.47%.

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following assumptions provide information regarding the convertible promissory note of $350,000 issued to Hanover Holdings I, LLC on May 30, 2014:

June 30, 2014

Common stock issuable upon conversion	9,739,645
Market value of common stock on measurement date (1)	$0.06
Adjusted Exercise price	$0.04
Risk free interest rate (2)	0.47%
Term in year	1.92
Expected volatility (3)	129.5%
Expected dividend yield (4)	0%

(1)	The market value of common stock is the stock price at the close of trading on the date of June 30, 2014.

(2)	The risk-free interest rate was determined by management using the Treasury Bill rates with maturity from 3-month to 6-month as of June 30, 2014.

(3)	Expected volatility is based on average volatility of historical share trade information. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the warrants.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014:

	Fair Value Measurements at June 30, 2014
	Quoted Prices In Active Markets for	Significant Other	Significant Unobservable	Total Carrying
	Identical Assets	Observable Inputs	Inputs	Value as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	June 30, 2014

Derivative warrant instruments	-	-	550,163	550,163

Total	-	-	550,163	550,163

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the six months ended June 30, 2014 and 2013. The open tax year for CC Mobility in Hong Kong are 2012-2014.

The Company has no income tax expense for the six months ended June 30, 2014 and 2013 because it has not net assessable income.

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

The following table sets forth the components of deferred income taxes as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Deferred tax assets:
Net operating losses - U.S.	$92,195	$1,195,355
Deferred revenue	-	19,223
	92,195	1,214,578
Valuation allowance	(92,195)	(1,214,578)
Deferred tax assets, net	$-	$-

As of June 30, 2014, the Company has net operating losses carry forward of $2,189,840 in the U.S. and $883,764 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2013, respectively. We provided for a full valuation allowance against the deferred tax assets of $92,195 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the six months ended June 30, 2014 and 2013 was a decrease of $1,122,383 and an increase of $21,207, respectively.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the six months ended June 30, 2014 and 2013.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $32,092 and $1,630 for the three months ended June 30, 2014 and 2013, respectively. The compensation expense related to this plan was $49,193 and $2,586 for the six months ended June 30, 2014 and 2013, respectively.

11. Earnings (loss) per share

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

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net (loss) income available for common shareholders - basic	$(34,900)	$(342,661)	$75,013	$(713,769)
Interest expense on convertible notes	5,550	23,541	26,250	36,081

Net (loss) income available for common shareholders - diluted	$(29,350)	$(319,120)	$101,263	$(677,688)

Weighted average outstanding shares of common stock – basic and diluted	73,666,997	67,849,391	73,398,831	64,022,491
Dilutive shares:
Conversion of convertible notes payable and warrants	-	-	12,839,645	-
Weighted average outstanding shares of common stock – basic and diluted	73,666,997	67,849,391	86,238,476	64,022,491

Loss per share - basic:	$(0.00)	$(0.01)	$0.00	$(0.01)

Loss per share - basic:	$(0.00)	$(0.01)	$0.00	$(0.01)

Since the company is suffering losses, the dilutive loss per share is equal to the basic loss per share for the three months ended June 30, 2014 and 2013, because the convertible notes are anti-dilutive.

12. Commitments and Contingencies

Operating commitments:

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms.

The Company incurred rental expenses of $42,135 and $21,668 for the three months ended June 30, 2014 and 2013, respectively.

The Company incurred rental expenses of $81,624 and $43,080 for the six months ended June 30, 2014 and 2013, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Customer A	83%	-	90%	-
Customer B	-	50%	-	40%
Customer C	-	35%	-	28%
Customer D	-	15%	-	26%

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

15. Subsequent Events

The Company has evaluated all other subsequent events through August 14, 2014, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Overview

As noted above, we were incorporated in the state of Nevada on December 27, 2007 under the name “Advanced Messaging Solutions, Inc.” On March 29, 2011, we amended our Articles of Incorporation to change our name from “Advanced Messaging Solutions, Inc.” to “XcelMobility Inc.” and we effected a 35-for-1 forward stock split of all of our issued and outstanding shares of common stock. On June 11, 2014, we increased the total number of authorized shares of common stock to 400,000,000.

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

On May 7, 2013, we entered into and consummated a stock purchase agreement (the “Purchase Agreement”) with CC Investment, Jifu and certain of its shareholders (the “Jifu Shareholders”). Pursuant to the terms of the Purchase Agreement, we issued an aggregate of 27,000,000 shares of our common stock to the Jifu Shareholders as consideration for Jifu entering into certain controlling agreements with CC Investment. Through these controlling agreements, CC Investment will effectively own Jifu through a variable interest entity or VIE structure.

We recently made a strategic decision to change our primary business focus to becoming a wearable computing company, with two main business divisions: the wearable computing group and the video and security group. We were previously focused on the development of mobile applications for mobile devices that utilize cellular networks to connect to the Internet and hardware/software products to increase the speed of virtual private networks. As electronic miniaturization has moved us from mainframes to cellular phones, we believe that in the coming years wearable computing will replace or augment cellular phones on a growing basis. We believe this will include cellular phones and their related technology being embedded in wearable items, such as watches, belts, shoes, shirts, or glasses. We plan to focus on the development of applications for wearable computing, including:

•	Location-based services: core applications include finding friends/family/assets, location-based marketing, and security-related applications.
•	Medical monitoring: for patients with heart disease, epilepsy, Alzheimer's, and other aged-related maladies.
•	Security force monitoring and deployment: wearable computing with video, sound, and location which allows for remote monitoring and deployment of security forces over the internet and in the cloud.
•	Secure and touch-less payment systems: near field communication-enabled wearable devices have the potential to become the wallets of the future.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed on March 31, 2014.

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenue

Our revenue for the three months ended June 30, 2014 totaled $629,448, an increase of $613,420 or 3,827% from $16,028 for the three months ended June 30, 2013. This increase in revenue was primarily due to the acquisition of Jifu in the middle of 2013, which generated revenue of $617,588.

Cost of revenue

Cost of revenue for the three months ended June 30, 2014 totaled $93,445 an increase of $93,434, from $11 for the three months ended June 30, 2013. This increase in cost of revenue was primarily due to the acquisition of Jifu in the middle of 2013, which incurred cost of revenue of $93,442.

Gross profit

Gross profit for the three months ended June 30, 2014 was $536,003, an increase of $519,986 from $16,017 for the three months ended June 30, 2013. This increase in gross profit was primarily due to the acquisition of Jifu, which generated a gross profit of $524,146.

Operating Expenses

Our operating expenses for the three months ended June 30, 2014 decreased by $33,472 to $396,144 from $429,616 for the three months ended June 30, 2013. These expenses comprise of selling expenses of $9,307 and general & administrative expenses of $386,837 for the three months ended June 30, 2014, while the selling expenses and general & administrative expenses for the three months ended June 30, 2013 were $4,147 and $425,469 respectively. This increase in operating expenses was primarily due to the acquisition of Jifu, which incurred operating expenses for the three months ended June 30, 2014 of $256,460.

Other Income (expense)

Other income (expense) for the three months ended June 30, 2014 was ($174,759) a decrease of $$245,697 from $70,938 for the three months ended June 30, 2013. This decrease in other expense was primarily due to increase in loss on derivative by $439,098 to ($129,411) for the three months ended June 30, 2014 from gain on derivative of $309,687 for the three months ended June 30, 2013.

Net income (loss)

Our net (loss) was ($34,900) for the three months ended June 30, 2014, compared to net (loss) of ($342,661) for the three months ended June 30, 2013. This decrease in net income was primarily due to the acquisition of Jifu, which generated a net income of $311,466 for the three months ended June 30, 2014.

Comprehensive income (loss)

Our comprehensive (loss) decreased from ($321,367) for the three months ended June 30, 2013 to ($32,158) for the three months ended June 30, 2014. The increase is primarily due to a decrease in net loss.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenue

Our revenue for the three months ended June 30, 2014 totaled $1,473,976, an increase of $1,431,574 or 3,376% from $42,402 for the six months ended June 30, 2013. This increase in revenue was primarily due to the acquisition of Jifu in the middle of 2013, which generated revenue of $1,461,987.

Cost of revenue

Cost of revenue for the six months ended June 30, 2014 totaled $228,297, an increase of $228,286, from $11 for the six months ended June 30, 2013. This increase in cost of revenue was primarily due to the acquisition of Jifu in the middle of 2013, which incurred cost of revenue of $228,252.

Gross profit

Gross profit for the six months ended June 30, 2014 was $1,245,679, an increase of $1,203,288 from $42,391 for the six months ended June 30, 2013. This increase in gross profit was primarily due to the acquisition of Jifu, which generated a gross profit of $1,233,735.

Operating Expenses

Our operating expenses for the six months ended June 30, 2014 increased by $234,247 to $950,282 from $716,035 for the six months ended June 30, 2013. These expenses comprise of selling expenses of $44,324 and general & administrative expenses of $905,958 for the six months ended June 30, 2014, while the selling expenses and general & administrative expenses for the six months ended June 30, 2013 were $8,634 and $707,401 respectively. This increase in operating expenses was primarily due to the acquisition of Jifu, which incurred operating expenses for the six months ended June 30, 2014 of $664,270.

Other Income (expense)

Other income (expense) for the six months ended June 30, 2014 was ($220,384), a decrease of $180,259 from ($40,125) for the six months ended June 30, 2013. This decrease in other expense was primarily due to increase in loss on derivative by $ 411,200 to ($101,513) for the three months ended June 30, 2014 from gain on derivative of $309,687 for the three months ended June 30, 2013.

Net income (loss)

Our net income was $75,013for the six months ended June 30, 2014, compared to net (loss) of ($713,769) for the six months ended June 30, 2013. This increase in net income was primarily due to the acquisition of Jifu, which generated a net income of $603,715 for the three months ended June 30, 2014.

Comprehensive income (loss)

Our comprehensive income (loss) increased from ($696,653) for the six months ended June 30, 2013 to comprehensive income of $84,812 for the six months ended June 30, 2014. The increase is primarily due to a decrease in net loss.

Liquidity and Capital Resources

Overview

As of June 30, 2014, we had cash and equivalents on hand of $182,384 and net current assets of $330,843. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through December 31, 2014. To meet our future development plan, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness might result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations activities. Moreover, financing may not be available in amounts or on terms acceptable to us, if at all. Our capability to raise adequate additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

In fiscal year 2013, we sold an aggregate of 8,400,000 shares of our common stock to accredited investors in private placements for aggregate cash proceeds of $420,000.

On May 30, 2014, we issued a senior convertible note (the “Hanover Note”) and a warrant to acquire up to 3,176,092 shares of common stock at an initial exercise price of $0.04 (the “Hanover Warrant”) to Hanover Holdings I, LLC in a private placement for an aggregate purchase price of $250,000. If the Hanover Warrant is exercised for cash, we expect to receive gross proceeds of up to $150,000.

On July 14, 2014, we filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 12,600,000 shares of our common stock issuable upon conversion of the Hanover Note and upon exercise of the Hanover Warrant. Such registration statement on Form S-1 was declared effective by the Securities and Exchange Commission on July 31, 2014.

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

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities for the six months ended June 30, 2014 was ($460,611) compared to net cash provided by (used in) operating activities of ($137,493) for the six months ended June 30, 2013. This decrease in cash from operating activities was primarily due to decrease in accounts payable.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities for the six months ended June 30, 2014 was ($158) compared to net cash used in investing activities for the six months ended June 30, 2013 of ($1,533). This increase in cash provided by investing activities was primarily due to decrease in purchase of property, plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $200,000 compared to $175,775 in cash provided by financing activities for the six months ended June 30, 2013. The increase in cash provided by financing activities was as a result of increase in proceeds from issuance of notes payable.

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

Considering the RMB balance of our cash as of June 30, 2014, which amounted to US$141,768, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$1,432 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on October 14, 2009).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2011).
3.1(c)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on June 11, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2011).
10.1	Securities Purchase Agreement, dated May 30, 2014, by and between Hanover Holdings I, LLC and the Company (incorporated by reference to our Current Report on Form 8-K filed on June 05, 2014).
10.2	Registration Rights Agreement, dated May 30, 2014, by and between Hanover Holdings I, LLC and the Company (incorporated by reference to our Current Report on Form 8-K filed on June 05, 2014).
10.3	Senior Convertible Note, issued to Hanover Holdings I, LLC, dated May 30, 2014 (incorporated by reference to our Current Report on Form 8-K filed on June 05, 2014).
10.4	Warrant issued to Hanover Holdings I, LLC, dated May 30, 2014 (incorporated by reference to our Current Report on Form 8-K filed on June 05, 2014).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCELMOBILITY INC.

Dated: August 14, 2014	/s/ Xili Wang
By: Xili Wang
Its: Chief Financial Officer and Secretary (Principal Financial
Officer and Principal Accounting Officer)

