Form 10-Q
period 2014-09-30
XcelMobility Inc.
filed 2014-11-14
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
☒Yes ☐ No \

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
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 11, 2014
Common stock, $.001 par value	194,425,997

XCELMOBILITY INC. FORM 10-Q

INDEX

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	5
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2014 and 2013 (unaudited)	6
Condensed Consolidated Statement of Cash Flows for the Nine and Three Months Ended September 30, 2014 and 2013 (unaudited)	7
Notes to Unaudited Consolidated Condensed Financial Statements	8-27

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	28
Item 3. Qualitative and Quantitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Mine Safety Disclosures	34
Item 5. Other Information	34
Item 6. Exhibits	34
Signatures	35

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	5

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	7

Notes to Unaudited Consolidated Condensed Financial Statements	8-27

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$199,656	$431,707
Trade accounts receivable	2,574,160	1,662,760
Other receivables, net of $3,583 and $3,500 allowance for doubtful accounts	540,324	431,824
Inventory	801,147	2,101,585
Prepaid VAT	190,089	188,586
Advances to suppliers	-	913

Total Current Assets	$4,305,376	$4,817,375

Property, Plant and Equipment, net of accumulated depreciation of $ 300,587 and $285,796, at September 30, 2014 and December 31, 2013 respectively	76,666	92,393
Intangible assets, net	1,294,017	1,294,017
Goodwill	446,419	446,419

TOTAL ASSETS	$6,122,478	$6,650,204

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:		-
Accounts payable	$1,273,328	$2,814,906
Other payables and accrued expenses	1,855,485	1,247,549
Other taxes payable		319
Deferred revenue	19,088	19,223
Convertible notes, net of debt discount	-	60,703
Derivative liability	618,629	384,598
Accrued interest	9,152	5,223
Deferred tax liability	323,503	323,503

Total Current Liabilities	$4,099,185	$4,856,024

Convertible notes, net of debt discount	699,351	621,872
Accrued interest	224,326	147,654
Total Liabilities	$5,022,862	$5,625,550

Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013		-
Common stock, $0.001 par value, 400,000,000 shares authorized; 84,957,862 and 73,127,686 shares issued and outstanding at September 30, 2014 and December 31, 2013 respectively	84,958	73,128
Shares unissued	2,100,000	2,100,000
Additional paid in capital	968,093	713,620
Accumulated deficit	(1,913,954)	(1,712,498)
Accumulated other comprehensive loss	(139,481)	(149,596)
Total Shareholders’ Equity	1,099,616	1,024,654
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,122,478	$6,650,204

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$298,581	$1,229,908	$1,772,556	$1,272,310

Cost of Revenue	137,542	358,881	365,828	358,892
Gross Profit	161,039	871,027	1,406,728	913,418

Operating Expenses:
Selling expense	5,774	140,712	50,098	149,346
General and administrative expense	178,354	1,009,019	1,084,312	1,716,420
Total Operating Expenses	184,128	1,149,731	1,134,410	1,865,766
Income (loss) from Operations	(23,089)	(278,704)	272,318	(952,348)

Other Income (Expense):
Interest income	35	61	117	269
Interest expense	(21,751)	(28,289)	(48,000)	(64,370)
Gain (loss) on derivative	(68,467)	(147,447)	(169,980)	162,240
Amortization of debt discount	(163,143)	(77,869)	(322,159)	(407,332)
Other income (expense)	-	57,316	66,247	72,840
Total Other Income (Expense)	(253,326)	(196,228)	(473,775)	(236,353)
Income (loss) Before Taxes	(276,415)	(474,932)	(201,457)	(1,188,701)
Income tax expense	-	-	-	-
Net Income (Loss)	(276,415)	(474,932)	(201,457)	(1,188,701)
Foreign currency translation adjustment	316	(30,299)	10,115	10,392
Comprehensive (loss) income	(276,099)	(505,231)	(191,342)	(1,178,309)

Basic income (loss) per share:	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Diluted income (loss) per share:	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Basic weighted average number of shares outstanding	79,794,261	72,671,628	75,554,068	67,104,384

Diluted weighted average number of shares outstanding	79,794,261	72,671,628	75,554,068	67,104,384

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$(201,457)	$(1,188,701)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14,390	29,075
Stock compensation expenses	-	582,058
Amortization of debt discount	322,159	407,332
Fair value adjustment on derivative liability	169,980	(162,240)

Changes in assets and liabilities:
Trade accounts receivable, net	(911,400)	415,736
Other receivables and prepayment	(110,003)	37,800
Advances to suppliers	913	3,420
Inventory	1,300,438	(60,872)
Accounts payable	(1,541,578)	(267,366)
Accrued interest	80,601	(9,180)
Other taxes payable	(319)	-
Other payables and accrued expenses	432,908	375,511
Deferred revenue	(135)	(71,775)

Net Cash Used In Operating Activities	(443,503)	90,798

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	-	(11,679)
Net Cash Used In Investing Activities	-	(11,679)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	200,000	22,760
Net Cash Provided By Financing Activities	200,000	22,760

Effect of Exchange Rate Changes on Cash and Cash Equivalents	11,452	5,139

Net Change in Cash and Cash Equivalents	(232,051)	107,018

Cash and Cash Equivalents at Beginning of Period	431,707	98,739
Cash and Cash Equivalents at End of Period	$199,656	$205,757

Supplement Cash Flow Information
Cash paid during the period for interest	$47,883	$-
Cash paid during the period for income taxes	$-	$-

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at September 30, 2014 and for the nine months ended September 30, 2014 and 2013 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2013. The Company follows the same accounting policies in the preparation of interim reports. The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP")

The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	September 30,	December 31,
	2014	2013

Total current assets	$278,967	$86,173
Total assets	330,505	153,178
Total current liabilities	949,625	551,012
Total liabilities	949,625	551,012

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of Jifu. The carrying amount and classification of Jifu’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	September 30,	December 31,
	2014	2013

Total current assets	$4,324,836	$5,138,384
Total assets	4,347,812	5,161,150
Total current liabilities	1,867,124	3,405,746
Total liabilities	1,867,124	3,405,746

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

Accounts receivable

Accounts receivable consists of amounts due from customers. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30 2014 and 2013, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the nine months ended September 30, 2014 and 2013. Research and development expenses amounted to $193,795 and $96,840 for the nine months ended September 30, 2014 and 2013, respectively, and were included in general and administrative expense.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2014
Balance sheet	RMB 6.1534 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.1457 to US $1.00

September 30, 2013
Balance sheet	RMB 6.1364 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.2132 to US $1.00

December 31, 2013
Balance sheet	RMB 6.1104 to US $1.00
Statement of income and other comprehensive income	RMB 6.1905 to US $1.00

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

In August 2014, FASB has issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40). In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a. Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans) b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations c. Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a. Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern b. Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations c. Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

3. Going Concern

The Company has incurred negative operating cash flows during the nine months ended September 30, 2014 and has an accumulated deficit at September 30, 2014 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of September 30, 2014, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Goodwill

Pursuant to the acquisition agreement with Jifu, the Company will issue an aggregate of 30,000,000 shares of the Company’s common stock at market price at approximate $0.07 per share. The transaction was shown as below:

	RMB	USD

Cost of acquisition	$12,873,000	$2,100,000
Net assets of Jifu	10,136,450	1,653,581

Goodwill balance at September 30, 2014	2,736,550	446,419

5. Property and Equipment, net

Property, plant and equipment, net consist of the following:

	September 30,	December 31,
	2014	2013

Equipment	$249,454	$249,543
Office equipment	117,243	118,018
Leasehold improvements	8,614	8,674
Software	1,941	1,954
	377,252	378,189
Less: Accumulated depreciation	(300,586)	(285,796)
Property and equipment, net	$76,666	$92,393

The depreciation expense was $4,073 and $6,966 for the three months ended September 30, 2014 and 2013, respectively. The depreciation expense was $14,390 and $14,375 for the nine months ended September 30, 2014 and 2013, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Intangible Assets, net

Intangible assets, net consist of the following:

	September 30,	December 31,
	2014	2013

Customer relationship	$793,547	$793,547
Trade name	500,470	500,470
	1,294,017	1,294,017
Less: Accumulated amortization	-	-
Intangible assets, net	$1,294,017	$1,294,017

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

Deferred revenue included on the balance sheets as of September 30, 2014 and December 31, 2013 is as follow:

	September 30,	December 31,
	2014	2013
Deferred revenue:
Current	$19,088	$19,223
Non-current	-	-
Total	$19,088	$19,223

The table below sets forth the deferred revenue activities during the nine months ended September 30, 2014 and 2013:

	For the nine months ended September 30,
	2014	2013

Deferred revenue, balance at beginning of period	$19,223	$98,941
Less: government grant earned during the three months	-	(14,289)
Less: Revenue earned during the three months	-	(21,010)
Exchange rate difference	(135)	-
Deferred revenue, balance at end of period	$19,088	$63,642

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of September 30, 2014 and December 31, 2013 are as follow:

			Loan	Interest	Convertible	September 30,	December 31,
Lender	Date of Note	Maturity Date	Amount	Rate (p.a.)	Number of stock	2014	2013

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	600,000	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	400,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	600,000	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	200,000	50,000	50,000
Hanover Holdings I, LLC	May 30, 2014	May 30, 2016	350,000	8%	26,119,403	350,000	-
First Capital A.G.	April 25, 2012	April 25,2014	100,000	5%	-	-	100,000
						$1,300,000	$1,050,000
					Less:
					Debt discount from beneficial conversion feature	600,649	367,425
						699,351	682,575

					Less:
					Current portion	-	60,703
					Non-current portion	$699,351	$621,872

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Convertible Promissory Notes- Continued

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

Interest expense for the three months ended September 30, 2014 and 2013 was $21,751 and $23,541, respectively. Interest expense for the nine months ended September 30, 2014 and 2013 was $48,000 and $36,081, respectively.

Amortization of the beneficial conversion feature for the nine months ended September 30, 2014 and 2013 were $322,159 and $216,941 respectively.

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

The fair value of the embedded conversion feature of these notes as at September 30, 2014 and December 31, 2013 were $550,163 and $384,598, respectively.

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following assumptions provide information regarding the convertible promissory note of $350,000 issued to Hanover Holdings I, LLC on May 30, 2014:

September 30, 2014

Common stock issuable upon conversion	26,119,403
Market value of common stock on measurement date (1)	$0.03
Adjusted Exercise price	$0.01
Risk free interest rate (2)	0.03%
Term in year	1.92
Expected volatility (3)	119.2%
Expected dividend yield (4)	0%

(1)	The market value of common stock is the stock price at the close of trading on the date of September 30, 2014.

(2)	The risk-free interest rate was determined by management using the Treasury Bill rates with maturity from 3-month to 6-month as of September 30, 2014.

(3)	Expected volatility is based on average volatility of historical share trade information. The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the warrants.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014:

	Fair Value Measurements at September 30, 2014
	Quoted Prices In Active Markets for	Significant Other	Significant Unobservable	Total Carrying
	Identical Assets	Observable Inputs	Inputs	Value as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	September 30, 2014

Derivative warrant instruments	-	-	618,629	618,629

Total	-	-	618,629	618,629

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

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the nine months ended September 30, 2014 and 2013. The open tax year for CC Mobility in Hong Kong are 2012-2014.

The Company has no income tax expense for the nine months ended September 30, 2014 and 2013 because it has not net assessable income.

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

The following table sets forth the components of deferred income taxes as of September 30, 2014 and December 31, 2013:

	September 30,,	December 31,
	2014	2013
Deferred tax assets:
Net operating losses - U.S.	$726,426	$1,195,355
Deferred revenue	-	19,223
	726,426	1,214,578
Valuation allowance	(726,426)	(1,214,578)
Deferred tax assets, net	$-	$-

As of September 30, 2014, the Company has net operating losses carry forward of $2,526,874 in the U.S. and $378,829 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2013, respectively. We provided for a full valuation allowance against the deferred tax assets of $726,426 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the nine months ended September 30, 2014 and 2013 was a decrease of $488,152 and an increase of $110,235, respectively.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the nine months ended September 30, 2014 and 2013.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $25,970 and $1,630 for the three months ended September 30, 2014 and 2013, respectively. The compensation expense related to this plan was $75,163 and $2,586 for the nine months ended September 30, 2014 and 2013, respectively.

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

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net (loss) income available for common shareholders - basic	$(276,415)	(474,932)	(201,457)	(1,188,701)
Interest expense on convertible notes	21,751	28,289	48,000	64,370

Net (loss) income available for common shareholders - diluted	$(254,664)	$(446,643)	$(153,457)	$(1,124,331)

Weighted average outstanding shares of common stock – basic and diluted	79,794,261	72,671,628	75,554,068	67,104,384
Dilutive shares:
Conversion of convertible notes payable and warrants	-	-	-	-
Weighted average outstanding shares of common stock – basic and diluted	79,794,261	72,671,628	75,554,068	67,104,384

Loss per share - basic:	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Loss per share - basic:	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Since the company is suffering losses, the dilutive loss per share is equal to the basic loss per share for the three and nine months ended September 30, 2014 and 2013, because the convertible notes are anti-dilutive.

12. Commitments and Contingencies

Operating commitments:

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms.

The Company incurred rental expenses of $9,654 and $21,668 for the three months ended September 30, 2014 and 2013, respectively.

The Company incurred rental expenses of $91,278 and $43,080 for the nine months ended September 30, 2014 and 2013, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Customer A	99%	24%	90%	23%
Customer B	-	34%	-	33%
Customer C	-	19%	-	19%
Customer D	-	17%	-	16%

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

15. Subsequent Events

The Company has evaluated all other subsequent events through November 12, 2013, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements except the following:

Issues shares of common stock to Management in lieu of compensation

On October 1, 2014, the Company entered into letter agreements (the “Agreements”) with each of Ronald Strauss, Renyan Ge and Xili Wang (collectively, “Management”) pursuant to which the Company issued shares of common stock to Management in lieu of compensation that had accrued and remained unpaid as specified in their existing management service agreements with the Company. 105,781,766 shares of common stock were issued in lieu of unpaid compensations in total of $1,406,056. The shares of common stock issued to Management were valued at $0.013282 per share.

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

On May 7, 2013, we entered into and consummated a stock purchase agreement (the “Purchase Agreement”) with CC Investment, Jifu and certain of its shareholders (the “Jifu Shareholders”). Pursuant to the terms of the Purchase Agreement, we issued an aggregate of 27,000,000 shares of our common stock to the Jifu Shareholders as consideration for Jifu entering into certain controlling agreements with CC Investment. Through these controlling agreements, CC Investment effectively owns Jifu through a variable interest entity or VIE structure.

On September 22, 2014, we entered into an asset purchase agreement with Xinjiang Silvercreek Digital Technology Co., Ltd. (“Silvercreek”) pursuant to which we acquired certain assets of Silvercreek (the “Assets”) relating to an online sports lottery business in exchange for the issuance of up to 80,000,000 shares (“Shares”) of common stock of the Company. The issuance of the Shares is subject to the achievement of certain milestones by the Company including:

(i)	10,000,000 Shares to be issued in the event that CC Power derives initial online lottery sales revenue (“Lottery Revenue”) of over 10,000 RMB per month from the business developed in connection with the Assets on or before October 1, 2014.

(ii)	10,000,000 Shares to be issued in the event that CC Power derives Lottery Revenue of over 3,000,000 RMB per month from the business developed in connection with the Assets on or before March 31, 2015.

(iii)	10,000,000 Shares to be issued in the event that CC Power derives initial online lottery sales revenue of over 20,000,000 RMB per month from the business developed in connection with the Assets on or before December 31, 2015.

(iv)	40,000,000 Shares to be issued in the event that CC power obtains a lottery gaming license from the People’s Republic of China.

(v)	10,000,000 Shares to be issued based on the achievement of certain incentives as determined by the board of directors of the Company.

As of the date of this report, milestones (i) and (iv) have been met by CC Power but the shares of common stock have not yet been issued in connection therewith. We plan to issue these shares as soon as possible.

Our new lottery business aggregates and processes lottery purchase orders, deriving revenue from service fees paid by local sports lottery administration centers for the purchase orders of sports lottery products directed to such centers. We offer a comprehensive and integrated suite of online lottery services in China. We hope that the merging of our lottery business with our existing mobile technologies, partners, and customers, will provide a platform for growth in this industry.

We are primarily a wearable computing company, with two main business divisions: the wearable computing group and the video and security group. We were previously focused on the development of mobile applications for mobile devices that utilize cellular networks to connect to the Internet and hardware/software products to increase the speed of virtual private networks. As electronic miniaturization has moved us from mainframes to cellular phones, we believe that in the coming years wearable computing will replace or augment cellular phones on a growing basis. We believe this will include cellular phones and their related technology being embedded in wearable items, such as watches, belts, shoes, shirts, or glasses. We focus on the development of applications for wearable computing, including:

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

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenue

Our revenue for the three months ended September 30, 2014 totaled $298,581 compared to $1,229,908 for the three months ended September 30, 2013. This decrease in revenue was primarily due to a decrease in the number of new projects in the third quarter of 2014.

Cost of revenue

Cost of revenue for the three months ended September 30, 2014 totaled $137,542 compared to $358,881 for the three months ended September 30, 2013. This decrease in cost of revenue was primarily due to a reduction of revenue.

Gross profit

Gross profit for the three months ended September 30, 2014 was $161,039 compared to $871,027 for the three months ended September 30, 2013. This decrease in gross profit was primarily due to the drop in revenue and gross profit margin.

Operating Expenses

Our operating expenses for the three months ended September 30, 2014 was $184,128 compared to $1,149,731 for the three months ended September 30, 2013. These expenses comprise of selling expenses of $5,774 and general & administrative expenses of $178,354 for the three months ended September 30, 2014, while the selling expenses and general & administrative expenses for the three months ended September 30, 2013 were $140,712 and $1,009,019 respectively. This decrease in operating expenses was primarily due to improved operating efficiency and reduced expenditure on research and development.

Other Income (expense)

Other income (expense) for the three months ended September 30, 2014 was ($253,326) compared to ($196,228) for the three months ended September 30, 2013. This increase in other income (expense) was primarily due to an increase in the amortization of debt discount.

Net income (loss)

Our net (loss) was ($276,415) for the three months ended September 30, 2014, compared to net (loss) of ($474,932) for the three months ended September 30, 2013. This decrease in net loss was primarily due to reduced loss from operations.

Comprehensive income (loss)

Our comprehensive (loss) was ($276,099) for the three months ended September 30, 2014 compared to ($505,231) for the three months ended September 30, 2013. The decrease is primarily due to reduced net loss for the quarter.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenue

Our revenue for the nine months ended September 30, 2014 totaled $1,772,556 compared to $1,272,310 for the nine months ended September 30, 2013. This increase in revenue was primarily due to the acquisition of Jifu in the middle of 2013.

Cost of revenue

Cost of revenue for the nine months ended September 30, 2014 totaled $365,828 compared to $358,892 for the nine months ended September 30, 2013. This increase in cost of revenue was primarily due to the acquisition of Jifu in the middle of 2013.

Gross profit

Gross profit for the nine months ended September 30, 2014 was $1,406,728 compared to $913,418 for the nine months ended September 30, 2013. This increase in gross profit was primarily due to the acquisition of Jifu in the middle of 2013.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2014 was $1,134,410 compared to $1,865,766 for the nine months ended September 30, 2013. These expenses comprise of selling expenses of $50,098 and general & administrative expenses of $1,084,312 for the nine months ended September 30, 2014, while the selling expenses and general & administrative expenses for the nine months ended September 30, 2013 were $149,346 and $1,716,420 respectively. This decrease in operating expenses was primarily due to improved operating efficiency and reduced expenditure on research and development.

Other Income (expense)

Other income (expense) for the nine months ended September 30, 2014 was ($473,775) compared to ($236,353) for the nine months ended September 30, 2013. This increase in other expense was primarily due to loss on fair value of derivatives.

Net income (loss)

Our net income was ($201,457) the nine months ended September 30, 2014, compared to net (loss) of ($1,188,701) for the nine months ended September 30, 2013. This decrease in net loss was primarily due to increased income from operations.

Comprehensive income (loss)

Our comprehensive income (loss) was ($191,342) for the nine months ended September 30, 2014 compared to comprehensive income of ($1,178,309) for the nine months ended September 30, 2013. The decrease is primarily due to reduced net loss.

Liquidity and Capital Resources

Overview

As of September 30, 2014, we had cash and equivalents on hand of $199,656 and net current assets of $206,191. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through December 31, 2014. To meet our future development plan, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness might result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations activities. Moreover, financing may not be available in amounts or on terms acceptable to us, if at all. Our capability to raise adequate additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities for the nine months ended September 30, 2014 was ($443,503) compared to net cash provided by (used in) operating activities of $90,798 for the nine months ended September 30, 2013.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2014 was nil compared to net cash used in investing activities for the nine months ended September 30, 2013 of ($11,769).

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $200,000 compared to $22,760 in cash provided by financing activities for the nine months ended September 30, 2013.

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

Considering the RMB balance of our cash as of September 30, 2014, which amounted to US$128,939, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$1,277 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

XCELMOBILITY INC.

Dated: November 14, 2014	/s/ Xili Wang
By: Xili Wang
Its: Chief Financial Officer and Secretary (Principal Financial
Officer and Principal Accounting Officer)

