Form 10-K
period 2014-12-31
XcelMobility Inc.
filed 2015-04-08
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $5,889,659 based upon the closing price of $0.06 per share reported for such date on the OTCQB. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 6, 2015
Common Stock, $.001 par value per share	234,682,756 shares

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

On October 1, 2014, we entered into a Settlement Agreement, Waiver and Mutual Release (the “Release”) with the Jifu Shareholders. Pursuant to the Release, the parties cancelled the Purchase Agreement and we returned control of Jifu to the Jifu Shareholders. In exchange, we have agreed to issue 1,000,000 shares of our common stock to the Jifu Shareholders.

On September 22, 2014, we entered into an asset purchase agreement with Xinjiang Silvercreek Digital Technology Co., Ltd. (“Silvercreek”) pursuant to which we acquired certain assets of Silvercreek (the “Assets”) relating to an online sports lottery business in exchange for the issuance of up to 80,000,000 shares (“Shares”) of common stock of the Company.

Previously, our business was focused on wearable computing. Our new lottery business aggregates and processes lottery purchase orders, deriving revenue from service fees paid by local sports lottery administration centers for the purchase orders of sports lottery products directed to such centers. We offer a comprehensive and integrated suite of online lottery services in China. We believe that the merging of our lottery business with our existing mobile technologies, partners, and customers, will provide a platform for growth in this industry.

2

Corporate Structure

The organizational structure of the Registrant is as follows:

XcelMobility Inc.
(Nevada)
100% equity
CC Mobility Limited
(Hong Kong)
Outside P.R. China
100% equity
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

Strategy

We provide specialized lottery services to our users, which we believe solidify our reputation as a professional service provider dedicated to online lottery services. Our commitment to investment on research and development has enabled us to provide our users with innovative and proprietary tools with increasing utility and variety. Such tools are designed to address various aspects of users’ needs in the lottery purchase process, such as availability of information on a real-time basis, professional analysis on odds and trends, and the capability to combine purchases to increase payout amounts. As a result, we believe the combination of such tools enables our users to make informed and planned lottery purchases and enhance their purchase experience.

We strive to provide our users with the most comprehensive and up-to-date lottery related information, which is important to decision-making for most sports lottery products. We have a dedicated and direct data interface with China Sports Lottery Administration Center, which enables us to publish real-time sports match scores and odds for a sports match.

Customers

The majority of online lottery purchasers in China are young adults with relatively high individual disposable incomes. The average age of online lottery purchasers is approximately 30 years old.

Technology

We have developed an integrated fulfilment platform that enables us to service and support multi- provincial contracts for the fulfilment of welfare and sports lottery tickets through a single interface. Our mobile platform enables us to deliver white-label mobile application solutions to interested companies seeking to leverage their large client bases. The mobile platform allows users to seamlessly connect through our mobile cloud network throughout China. The network is connected to our application and processing servers to fulfill lottery orders.

Intellectual Property

CC Power has developed or acquired unique intellectual property for its lottery business. Our intellectual property consists of application related software and solutions for our lottery business, including cloud computing software and other application specific software. CC Power is the owner of intellectual property that we believe provides a competitive advantage over competitors and new entrants to the market.

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

Services

Individual Lottery Purchase

We provide online purchase services for both sports lottery products and welfare lottery products.  Users place purchase orders for lottery products through our websites after registering, opening and funding an online account.

Lottery Pool Purchase

Lottery pools enable individual users to purchase a share in a pooled lottery outcome or group of outcomes with other users. Lottery pool purchase is a service developed and first offered by us in China utilizing the unique advantages of the Internet, and it has become a standard feature on all websites that offer online lottery services.

Through our lottery pool service, an initiator starts a lottery pool by specifying a range of parameters, such as the lottery portfolio, total purchase amount and payout scheme. The initiator is required to commit a minimum of 5.0% of the total purchase amount when he initiates a pool. Other players may then join the pool by agreeing to the conditions set by the initiator and putting down commitment amounts of their choices. When the total purchase amount as specified by the initiator is reached, the system will close the pool and deliver the purchase order for the lottery portfolio in the manner as specified by the initiator.

A user familiar with a particular sport or experienced with sports lotteries in general may develop a reputation for having a more educated anticipation of the results of particular matches, or for picking a lottery portfolio with a combined winning probability that is higher than that of randomly selected combinations, thereby attracting other players to participate in pools he initiates. Our lottery pool service offers less experienced users a chance to join a more experienced user or a user with a track record of winning results. It also enables users who lack the time or resources to study the odds to join another user who has done relevant research, potentially enhancing their chances of winning. For number based lotteries, users can pool their commitment amounts together and purchase multiple numbers. This enables users to spread their commitments over a wide range of lottery numbers and thereby increase the pool’s probability of winning. Pooling small purchase orders provides us with a stable revenue flow as it generates purchase momentum among users.

Automatic Tag-along Purchase

Automatic tag-along purchase is another service we provide that distinguishes us from traditional offline lottery agents. Through this service, a user can choose to automatically and periodically join a lottery pool initiated by another user. A user can customize the automatic tag-along feature by specifying the pools he wishes to automatically join, the commitment to be put down for each automatic pool and other specifications. Users may also use the “following” feature to be notified of the pooling activities initiated by certain users without automatically tagging-along. We place the option to automatically join or follow a user’s pool on such user’s profile page. A profile page also contains a user’s basic information, such as winning record, number of pools initiated and consummated, number of followers and date of registration, to allow other users to judge whether to follow or join pools initiated by this particular user.

Recurring Purchase

Users may select our recurring purchase service to repeatedly purchase a particular number or a combination of numbers. The user sets the combination once, and specifies the type and number of rounds or dates of lotteries he wants to purchase with the selected combination. We process the purchase orders automatically. Users may cancel a recurring purchase prior to the date of any particular lottery. We also offer a filtering tool that helps users set certain parameters in choosing the combination of numbers.

Distribution

The Company will expand distribution in China by continuously strengthening its collaboration with telecom operators, financial institutions and other partners.

Industry

Chinese Lottery Market

The Chinese lottery market has experienced strong growth in recent years as a result of positive macro trends in China, such as robust economic growth, increases in disposable income and a more positive shift in public perception towards the lottery business. Total lottery sales in China amounted to RMB166.3 billion, RMB221.6 billion and RMB261.5 billion (US$42.6 billion), in 2010, 2011 and 2012, respectively, representing a 33.3% and 18.0% increases in 2011 and 2012 as compared to 2010 and 2011, respectively, according to a report by the Ministry of Finance (“MOF”). According to the iResearch Report, although no accurate projection of the future growth of the Chinese lottery market can be guaranteed, the Chinese lottery market is expected to continue to grow at a comparable rate in the near future due to the continued growth of China’s GDP and individual disposable income and the increasingly favorable regulatory environment for the development of the lottery market in China. Total lottery sales in China is projected to be RMB450.3 billion in 2015 respectively, representing a 46.2% increase from 2013 to 2015 according to the iResearch Report.

The following charts show the total online lottery sales amount and online sales amount for sports lottery products from 2005 to 2014(3 Quarters only) in China:

Source: the Ministry of finance

Drivers for the Growth of the Online Lottery Market

Online lottery sales are affected by many factors, including general economic conditions, individual disposable income, and lottery purchaser demography. We believe the growth of the online lottery market will be driven by:

Growth of GDP and individual disposable income. Growth of GDP and individual disposable income are among the main growth drivers of the online lottery market in China.

In recent years, growth of online lottery market sales in China has been much faster than the growth of GDP and individual disposable income. According to the National Bureau of Statistics of China, from 2010 to 2012, China’s GDP grew from RMB40.1 trillion to RMB51.9 trillion (US$8.5 trillion), representing a 29.4% increase, and the individual disposable income for urban population grew from RMB19,109 to RMB24,565 (US$4,003), representing a 28.5% increase. Total online lottery sales grew from RMB5.5 billion to RMB14.7 billion  (US$2.4 billion) from 2010 to 2012 representing a 167% increase. Although there is no guarantee that the growth rate of the online lottery market in China will continue to be faster than that of China’s GDP and individual disposable income, online lottery sales are expected to continue to grow as China’s GDP and individual disposable income grow.

Government regulations and evolving public acceptance of the lottery industry. The Chinese government has shown increasing support for the lottery market in general and the online lottery market in particular through a series of legislation. According to an announcement by the MOF, the MOF applied RMB8.5 billion of lottery income to a wide range of social welfare endeavors, including earthquake relief, medical care in rural and urban areas, education subsidy, handicapped assistance, and red-cross activities, in 2011. The MOF regards the development of the Chinese lottery market as healthy and beneficial. According to the “Twelfth Five-Year Plan” approved by the PRC National People’s Congress in March 2011, the central government will expand social security fund source by increasing lottery issuance. At the same time, the recent implementation of the Urgent Notice and the subsequent investigations and penalties on certain online lottery sales service provider who does not have the relevant approvals could have a significant impact on the competitive landscape of the online lottery market. The Urgent Notice and the subsequent government actions have brought significant risks and uncertainties to online lottery sales service providers who do not have the relevant approvals, and as a result may reduce competition for online lottery sales service providers that possess relevant approvals in the near future.

Increase in the number of lottery purchasers. The increase in the number of lottery purchasers in general and the increase in the number of online purchasers in particular are important factors in online lottery market growth. The number of general and online lottery purchasers are expected to continue to grow in the next few years. According to iResearch, the number of lottery purchasers grew from 250 million in 2010 to 338 million in 2012 and the number of purchasers is projected to grow to 531 million by the end of 2015. Similarly, according to the estimate in the iResearch Report, the number of active online lottery purchasers grew from 5.0 million in 2010 to 16.5 million in 2012, representing a 230% increase, and is expected to grow to 58.9 million by 2015.

Increasing Internet penetration in lottery distribution. The Internet and Internet applications have experienced significant growth in China in recent years. As a result, both the number of Internet users and the percentage of online lottery purchasers to the number of Internet users have grown. According to the iResearch Report, there were 250 million, 290 million and 338 million lottery purchasers in China in 2010, 2011 and 2012, respectively, among which 2.0%, 3.2% and 4.9% were online lottery purchasers, respectively. The increase in the number of online lottery purchasers was attributable to a variety of factors, including, among other things, the ease of online payment, the ease of access, the reliability of the prize collection process, the availability of information, and the popularity of lottery pool purchases.

Lottery Products

The government authority in charge of the Chinese lottery market is the MOF, which is responsible for drafting and enacting laws, rules and regulations on Chinese lottery sales and administration, as well as monitoring the sales and promotion of lottery products.

Lottery Products by Issuing Entities

Two categories of lottery products are currently approved by the MOF, namely sports lottery products and welfare lottery products, which are issued by China Sports Lottery Administration Center and China Welfare Lottery Issuance and Administration Center, respectively. National lottery products are sold through provincial lottery administration centers that are authorized to license the sales of national lottery products directly to lottery sales agents. Provincial lottery administration centers are also authorized to issue provincial-level sports or welfare lottery products upon the approval of the corresponding state lottery administration center.

Welfare lottery products.    In China, welfare lottery products are defined as lottery products issued by China Welfare Lottery Issuance and Administration Center and provincial welfare lottery administration centers.

Welfare lottery products were first issued in China in 1987. Most welfare lottery products are number-based lottery products, the outcomes of which depend on combinations of numbers.

Sports lottery products.    In China, sports lottery products are defined as lottery products issued by China Sports Lottery Administration Center and provincial sports lottery administration centers. There are generally two types of sports lottery products: those based on outcomes of sports matches and those that are number-based.

 Lottery Products by Type

There are three types of lottery products depending on the rules or outcomes: Lotto, sports match lottery, and instant lottery.

Lotto.    Lotto is a type of lottery product whose outcome depends on combinations of numbers. A purchaser of a lotto ticket will select a combination of numbers at the time of purchase, and the result and payout depend on how well the selected number combination matches the prize winning number combination, which is randomly drawn at a set time. The grand prize of each lotto ticket in China is usually RMB10 million, although the issuing lottery administration centers have the discretion to add extra prize money amounts as incentives. High-frequency lottery is a new type of lotto product which is characterized by a high frequency of lottery draws, usually every few minutes. It has experienced rapid development since 2009. Given their nature, high frequency lottery products are currently only sold through online and mobile sales channels. According to a report by the MOF, sales of Lotto products accounted for 66.9%, 64.4% and 66.5% of total lottery sales in China in 2010, 2011 and 2012, respectively.

Sports Match Lottery.    Sports match lottery is a type of lottery product whose outcome depends on the outcome of sports matches. The majority of sports match lottery products in China relate to soccer lottery products, where a lottery purchaser predicts one or more results of a soccer match or a combination of soccer matches, such as the winners and final scores, and the lottery result and payout amount depends on the outcome of the match or matches and the odds published by lottery administration centers. Sports match lottery products have greater information and knowledge requirements than other types of lotteries, and a purchaser needs to make a rational decision based on certain information, such as player status and official odds, which needs to be real-time or constantly updated to be meaningful references. As such, sports match lottery products are mostly suitable to be purchased online, where such information is readily available and updated. Benefiting from the introduction of popular sports match lottery products following a series of international sports matches, sales of sports match lottery products have grown significantly in recent years. According to the iResearch Report, sales amount of sports match lottery products accounted for 8.9%, 9.9% and 10.3% of total lottery sales amounts in China in 2010, 2011 and 2012, respectively, and is expected to continue to grow in the next few years.

Instant Lottery.    Instant lottery is a type of lottery product for which the winning tickets and prize amounts are predetermined. The tickets are pre-printed and a ticket purchaser will know instantly if he or she has won a prize once the ticket is opened. Given their nature, instant lottery products are currently only sold through traditional sales channels.

Instant lottery products accounted for 24.2%, 25.7% and 14.6% of total lottery sales amount in China in 2010, 2011 and 2012, respectively, according to a report by the MOF.

Traditional Sales Channels

The majority of lottery products are sold through authorized lottery stations throughout China, in the form of physical lottery tickets.

Online Sales Channels

Internet users can also place purchase orders on online lottery service platforms, which in turn direct the purchase orders to the relevant provincial level lottery administration centers. The iResearch Report estimated that total lottery sales through online channels were approximately RMB5.5 billion, RMB11.0 billion and RMB14.7 billion (US$2.4 billion) in 2010, 2011 and 2012, respectively. Mobile devices are new lottery distribution channels that have been developing in recent years. Mobile phone users can place purchase orders on their handsets through services such as mobile Internet. According to the iResearch Report, lottery sales through mobile channels have increased significantly in recent years. The iResearch Report estimated total lottery sales through mobile devices to be approximately RMB530 million, RMB1.07 billion and RMB2.03 billion (US$331.7 million) in 2010, 2011 and 2012, respectively. Compared to traditional sales channels, online sales channels have the following advantages:

Easy access.     Online users can submit purchase orders at lottery service websites at any time and from anywhere with an Internet connection. In comparison, traditional lottery stations can only sell lottery tickets to purchasers who physically come to the station during business hours. In addition, online lottery service websites have near-unlimited capacity to take multiple purchase orders at the same time, while lottery stations can only serve a certain number of purchasers at a given time. Purchasers at traditional lottery stations often have to wait in line to purchase new or popular lottery products for which transaction volumes are high.

Services and supports.     Besides sales service, online sales channels provide a variety of services to users. Information services are valuable to online users at the time of purchase, especially for certain types of lottery products such as sports match lottery products. Online forum services provide venues for users to discuss lottery-related topics and socialize. Data services provide users valuable information to study and research lottery products. In comparison, only a limited number of larger and well equipped lottery stations in China have the capacity to provide information services such as news feeds and real-time information updates.

Lottery pool purchase is a purchase mode favored by many lottery purchasers. Online sales channels greatly facilitate the pool purchase process. Purchasers can initiate purchase pools or join existing pools online conveniently. In comparison, purchase pools formed offline usually involve participants having to meet in person. An online community is an ideal venue for pool initiators to advertise their pools and find pool participants. In addition, the transfer of individual purchase amounts and the allocation of prize money among participants can be handled electronically, which is fast and automated, reducing chances of error or misappropriation.

Convenient prize collection.     Traditionally, winners of lottery draws needed to go to the lottery station from which they purchased the winning tickets and present the winning tickets as proof for prize collection. If the winning tickets were lost or severely damaged, the prize could not be collected. Users who purchase lottery products online are able to have the prize money wire-transferred to their online accounts, which reduces the chance of error and protects the anonymity of the winners. Purchase records are stored in the online service providers’ database and no physical lottery ticket is required to be presented by the purchaser in the process.

Among the different types of lottery products, Lotto, sports match lottery products and high frequency lottery products are more suited to online purchase. According to the iResearch Report, in 2011, sales of Lotto, sports match lottery products and high frequency lottery products accounted for approximately 25%, 50% and 25% of total online lottery sales amount, respectively.

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

Regulations on Lottery Services Industry and Online Lottery Sales

Since 1991, the Chinese government has promulgated a series of rules and regulations to regulate the lottery industry in China. The major rules and regulations currently in effect and applicable to our online lottery services include Regulation on Administration of Lottery, promulgated by the State Council on May 4, 2009 and effective as of July 1, 2009, or the Lottery Regulation, and the Interim Measures for the Administration of Online Sales of Lottery, promulgated by the MOF on September 26, 2010, or the Lottery Measures, and effective upon the promulgation. On January 18, 2012, the MOF, the Ministry of Civil Affairs and the General Administration of Sports of China jointly promulgated the Implementing Rules, which became effective on March 1, 2012. On February 28, 2012, General Administration of Sports of China promulgated the Urgent Notice with regard to the Implementation of the Implementing Rules of Regulation on Administration of Lottery promulgated by the General Administration of Sports of China on February 28, 2012, or the Urgent Notice. Under currently effective rules and regulations, only qualified service providers approved by the MOF may engage in online lottery sales. Such qualified service providers will act as agencies for the relevant lottery administration centers and must obtain a Lottery Agency License from and enter into lottery agency agreements with the competent lottery administration centers before engaging in lottery sales on their behalf.

Certain rules and regulations previously promulgated by the MOF and other regulatory authorities had previously prohibited the sales of lotteries through the Internet, but after the promulgation of the Lottery Measures those rules and regulations have ceased to have legal effect.

Online Lottery Sales

The Lottery Measures set forth detailed requirements for the administration of online lottery sales as well as the requirements for qualified online lottery service providers. According to the Lottery Measures, the MOF is the supervisory and regulatory body of online lottery sales in the PRC, and China Welfare Lottery Issuance and Administration Center and China Sports Lottery Administration Center (collectively, “Lottery Issuance Agencies”) are responsible for the overall planning and management of online lottery sales for welfare lottery and sports lottery, respectively. The Lottery Issuance Agencies may collaborate with other entities or authorize relevant lottery sales agencies to conduct online lottery sales, or appoint qualified entities as their online lottery sales agents. The Lottery Measures require qualified online lottery service providers to meet certain criteria, including, among others, that (i) they have a minimum registered capital of RMB50 million, (ii) they maintain adequate organizational, internal control and risk management systems, (iii) they and their senior management have a clean criminal and credit history for the past five years, and (iv) they have obtained an Internet content provider license. The Lottery Issuance Agencies are required to selectively submit to the MOF information on the online lottery service providers that apply to become qualified to engage in online lottery business under the Lottery Measures.

Lottery Regulatory Authorities

Under the current regulations and provisions, the State Council is vested with the power to authorize the issuance of welfare lottery and sports lottery, and is also the highest authority for granting the right to issue lotteries. The MOF is responsible for administering, regulating and supervising the national lottery industry. The Ministry of Civil Affairs and the General Administration of Sport of China are responsible for administering and regulating welfare lottery and sports lottery, respectively, and have established China Welfare Lottery Issuance and Administration Center and China Sports Lottery Administration Center, respectively, pursuant to regulations for the issuance and sales of welfare lottery and sports lottery. The civil affairs departments and sports administration departments of provincial governments are responsible for the administration of welfare lotteries and sports lotteries within their respective administrative regions.

Regulations on Lottery Administration

On May 4, 2009, the State Council promulgated the Lottery Regulations, which set forth general provisions for the issuance, sales and administration of lottery products. According to the Lottery Regulations, the welfare and sports lotteries sold in China must be issued by the lottery issuance authorities, established by the civil affairs’ department and sports administration department of the PRC State Council, or the Lottery Issuance Agencies, and must be sold through Lottery Issuance Agencies or lottery sales offices established by the civil affairs’ departments and sports administration departments of the people’s government at the provincial level (“Lottery Sales Agencies”). Lottery Issuance Agencies and Lottery Sales Agencies may, by entering into agency agreements, appoint other entities or individuals as their agents in distributing lotteries. The Lottery Regulation also listed circumstances where the Lottery Issuance Agencies and Lottery Sales Agencies may terminate such agency agreements, including situations where the agent subcontracts the sales of the lottery products to any other persons or entities or sells lottery products to underage buyers.

The Lottery Regulations prohibits the Lottery Issuance Agencies, the Lottery Sales Agencies and their sales agents from (i) advertising false or misleading information, (ii) competing unfairly by discrediting others in the same industry, (iii) selling lottery or paying lottery prizes to underage purchasers and (iv) selling lottery on credit. If the Lottery Issuance Agencies or the Lottery Sales Agencies fail to comply with these requirements, the MOF or its relevant branches will have the power to (i) require the Lottery Issuance Agencies or the Lottery Sales Agencies to correct or cease their operations; (ii) confiscate the illegal income received by the Lottery Issuance Agencies or the Lottery Sales Agencies and impose fines; and/or (iii) impose administrative sanctions against persons that are responsible. If any lottery sales agent sells lotteries to the underage buyers, its relevant income may be confiscated and it may be subject to administrative fines up to RMB10,000, and the Lottery Issuance Agencies or the Lottery Sales Agencies may have the right to terminate the agency agreement with the lottery sales agent. In addition, the Lottery Measures prohibits the opening of online lottery accounts for or the granting of lottery prizes to underage buyers.

Prior to the promulgation of the Lottery Regulation, the issuance and sales of the lottery products were governed by the Interim Provisions for the Administration of the Lottery Issuance and Sales, or the Interim Provisions, promulgated by the MOF on March 1, 2002. The Interim Provisions were replaced by the Administrative Measures for Lottery Issuance and Sales promulgated by the MOF on December 28, 2012. The Administrative Measures for Lottery Issuance and Sales provided that any Lottery Issuance Agency, which wishes to apply to create, change or abolish a specific type of welfare or sports lottery, is required to apply to the Ministry of Civil Affairs or the General Administration of Sport of China for creating, changing or abolishing a specific type of welfare or sports lottery. If the application has been approved by the Ministry of Civil Affairs or the General Administration of Sport of China, such application will be further submitted to the MOF for the MOF’s examination and approval before the implementation. After the creation or change of specific type of welfare or sports lottery has been approved by the MOF, the Lottery Issuance Agency receiving MOF approval or its related Lottery Sales Agencies shall submit sales implementation plans to the MOF or its provincial counterparts for approval prior to the sales of the specific type of lottery. The sales implementation plan shall include, among other things, the proposed sales commencement date, promotion plans and risk control measures. In order to sell the specific type of welfare or sports lottery so created or changed, the Lottery Issuance Agencies or the Lottery Sales Agencies may engage specific sales agents by entering into lottery sales agency agreements with such sales agents.

The Company currently has a sport lottery license from the Fujian Administration of Sport and Gaming.

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

Software Enterprises

A PRC enterprise that develops one or more software products and meets the Certifying Standards and Administrative Measures for Software Enterprises (Proposed), promulgated by the MII, Ministry of Education, Ministry of Science and Technology and the State Administration of Taxation, or the SAT on October 16, 2000, can be certified as a “software enterprise.” The certification standards for software enterprises include the following:

•	the applicant shall be an enterprise established in PRC which engages in the business of computer software development and production, system integration, application service, etc., and whose operating revenue is primarily derived from the above referenced business activities;

•	the enterprise develops one or more software products or possesses one or more intellectual property rights of software products, or provides technical services such as computer information system integration that has passed qualification and grade certification;

•	the proportion of technical staff in the work of software development and technical service shall be no less than 50% of the total staff in the enterprise;

•	the applicant shall possess relevant technical equipments and premises necessary for developing software and providing relevant services;

•	the applicant shall possess methods and ability to safeguard the qualify of the software products and the technical services;

•	the development fund for software technique and products shall be above 8% of the enterprise’s annual software income; and

•	the annual sale income of software shall be more than 35% of the total annual income of the enterprise, with the income of self-developed software more than 50% of the software sales income;

•	the enterprise has clearly-established ownership, standardized management and complies with disciplines and laws.

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

Employees

We currently employ 98 individuals amongst our various offices. All employees enter into confidentiality agreements.

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

Our operating results may fluctuate significantly. As a result, you may not be able to rely on period to period comparisons of our operating results as an indication of our future performance. Factors causing these fluctuations include, among others:

•	our ability to maintain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;
•	the price we charge for our services or changes in our pricing strategies or the pricing strategies of our competitors;
•	timing and costs of marketing and promotional programs organized by us and/or our partners, including the extent to which we or our partners offer promotional discounts to their customers;
•	technical difficulties, system downtime or interruptions of our computer system, which we use to support our services;
•	the introduction by our competitors of new products and services;
•	the effects of strategic alliances, potential acquisitions and other business combinations, and our ability to successfully and timely integrate them into our business;
•	changes in government regulations with respect to the online lottery industry; and
•	economic and geopolitical conditions in China and elsewhere.

In addition, a significant percentage of our operating expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could result in substantial operating losses.

The rules and regulations on online lottery sales service market in China are relatively new and subject to interpretation, and their implementation involves uncertainty.

As the relevant rules and regulations relating to online lottery sales are relatively new, we face uncertainties in the implementation of such rules and regulations by the competent authorities. The competent authorities may establish certain management systems to supervise and monitor the online lottery sales, which systems may comprise a sales monitoring system, a back-office management system and an application service platform. The competent authorities may also ask the approved entities to adopt certain measures to meet specific regulatory requirements that may be adopted from time to time. For example, the competent authorities may monitor or adjust the categories of lottery products being sold online, and supervise the sales procedures and key data of our online lottery sales on a real-time basis, such as those relating to our customer account opening procedures, capital management, database information and risk controls. Any unfavorable new regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our product portfolio depends on the offerings of the lottery administration centers and could change unfavorably for us as a result of decisions made by them.

The lottery products we service are issued and sold by lottery administration centers. We do not have the right to issue lottery products and cannot prevent the discontinuation of lottery products currently being offered. If the national lottery administration centers decide to discontinue one or more lottery products or to replace them with other products, this could lead to a decline in our purchase orders and thus have an adverse effect on our financial position and results of operations. In addition, if we want to provide services on newly issued lottery products, we have to enter into service agreements with the lottery administration centers that issue or sell such new lottery products. We cannot assure you that such service agreements can be entered into on terms favorable to us, or at all. If our competitors are able to enter into service agreements to service popular newly issued lottery products while we cannot, it could have an adverse effect on our revenue and brand name.

Lottery products offered by provincial lottery administration centers may be discontinued or subject to restriction and regulations by the relevant national lottery administration centers. Due to the popularity of certain lottery products we service, those provincial lottery administration centers with which we do not have service agreements might choose to issue similar lottery products on more competitive terms. This may result in a decrease in the purchase orders of those lottery products we service and, in turn, result in a decrease in the revenue we are able to generate from those lottery products. We cannot assure you that we will be able to reach an agreement with a provincial lottery administration center to obtain the right to service its lottery products that compete with products we currently service. In addition, the relevant lottery authorities could mandate the change of the rules or prize scheme of our current lottery products or stop the issuance of those lottery products altogether due to social policy or other considerations, which could have an adverse effect on our results of operations.

We operate in an intensely competitive environment, which may lead to declining revenue growth or other circumstances that would negatively affect our results of operations.

We operate in the new and dynamically growing online market for lottery products. Going forward, we anticipate significant competition, primarily from other online lottery service providers that may obtain relevant approvals and licenses to provide online lottery sales services in China. When the approval and licensing system for online lottery service providers is fully implemented in China in the future, we may face increased competition from companies that do not currently operate in the online lottery services industry. For example, if major portal websites obtain relevant approvals and licenses to offer lottery sales services, they may be able to offer similar services at a lower cost or to a larger user group due to their larger operational scales and user bases, which will put us at a competitive disadvantage. We also face competition from traditional offline lottery agents. If we do not recognize market trends or user demand in a timely manner, we may lose our market share to our competitors, which would have a negative impact on our results of operations.

The lottery industry in China in general and the online lottery service industry in particular may not grow as quickly as expected, which may adversely affect our revenues and business prospects.

Our business and prospects depend on the continuing development and expansion of the lottery industry in China in general and the online lottery service industry in particular. Both China’s lottery industry and the online lottery service industry have experienced substantial growth in recent years in terms of both the number of people purchasing lottery products and revenue generated. We cannot assure you, however, that the lottery industry or the online lottery service industry in China will continue to grow as rapidly as it has in the past, or the current trend of a faster growth rate of the lottery market in comparison to the growth rates of China’s GDP and individual disposable income will continue in the future. Growth of China’s lottery industry and the online lottery services industry are affected by numerous factors, such as GDP growth, growth of individual disposable income, regulatory changes, public perception and receptiveness, users’ trust and confidence level in the online lottery market, users’ general online purchase experience, technological innovations, development of the Internet and Internet-based services, and the macroeconomic environment. If the lottery industry or online lottery service industry in China does not grow as quickly as expected or if we fail to benefit from such growth by failing to successfully implement our business strategies, our user base may decrease and our business and prospects may be adversely affected.

We depend on our technology and advanced information system, which may fail or be subject to disruption.

We are dependent on our IT systems for handling purchase orders, and the efficiency and reliability of our systems are in turn dependent on the functionality and stability of the underlying technical infrastructure. The functionality of the servers used by us and the related hardware and software infrastructure are of considerable significance to our business, our reputation and our ability to attract business partners and users. Our IT systems may be damaged or interrupted by increases in usage, human errors, unauthorized access, destruction of hardware, power cuts not covered by backup facilities, system crashes, software problems, virus attacks, natural hazards or disasters, or similar disruptions or disruptive events. Furthermore, our current IT systems may be unable to support a significant increase in online traffic or increased number of users, whether as a result of organic or inorganic growth of the business. We have in place security measures to protect against network or technical failures or disruptions. Despite such procedures, failures in computer processing and weakness in the existing software and hardware cannot be completely prevented or eliminated. Any failure of our IT system and infrastructure could lead to significant costs and disruptions that could reduce our revenues, harm our reputation and have a material adverse effect on our operations.

In addition, we rely on bandwidth providers, communications carriers, data centers and other third parties for key aspects of the process in providing services to our users. Any failure or interruption in the services and products provided by these third parties could limit our ability to operate certain of our businesses, which could in turn have a material adverse effect on our business and financial condition.

We may not be able to develop and launch new services or new technologies in a timely manner or at all, and new services or technologies we manage to develop or provide may not be successful.

Our success in attracting new users and keeping existing users engaged depends on our ability to consistently develop and launch new and innovative services and technologies. Although we will continue to focus on research and development going forward, we cannot assure you that we will continue to be able to develop our technology to keep up-to-date with developments across the online lottery service industry and to launch new products or technologies in a timely manner or at all. New technologies and software are also less likely to be reliable, robust and resistant to viruses or failure. Given the fast growing online lottery service industry, we may not have enough time to fully test the new technologies and software we have developed before deploying them on our websites, which might cause service problems and negative user experience.

In particular, the number of people who access the Internet through non-PC devices such as mobile phones has increased in recent years. The software we have developed for these devices may not be widely adopted by users of such non-PC devices. The lower resolution, functionality and memory capacity associated with non-PC devices make the use of our services through such devices difficult. If we are unable to attract and retain a substantial number of non-PC device users to our services or if we are slow to develop services and technologies that are more compatible with non-PC devices relative to our competitors, we may fail to capture a significant share of new users or lose our existing users who switch to non-PC devices for their lottery purchase activities.

Our systems and controls to restrict access to our websites from persons located in the United States may not be adequate.

In the United States, some credit card companies have classified online purchase orders of U.S. state-issued lottery products as online gambling and thus denied such purchase orders, despite the fact that many such purchases are exempt from the Unlawful Internet Gambling Enforcement Act, or UIGEA, enacted in 2006. The UIGEA is silent on whether lottery products issued by non-U.S. state entities are exempt from the definition of online gambling. There are several other U.S. federal laws relevant to online gaming, including the Professional and Amateur Sports Protection Act, the Federal Interstate Wire Act, the Illegal Gambling Business Act, the Interstate Transportation of Wagering Paraphernalia Act and the Interstate and Foreign Travel or Transportation in Aid of Racketeering Enterprising Act. In addition, laws and regulations exist in various individual U.S. states that limit or prohibit online games of chance. Although the services we provide to our users are solely related to lottery products issued and sold by national and authorized provincial lottery administration centers in China, we cannot assure you that the United States Department of Justice or other federal or state regulatory authorities will not deem our business as being in violation of the UIGEA or any of the laws mentioned above if purchase orders are placed on our platform from users in the United States not successfully blocked by our system. Violations of such laws can lead to criminal and civil penalties, including substantial fines, injunctions, damage claims and jail terms for persons accountable, and actions brought against us based on such violations, could have a material adverse effect on our operations, financial performance and prospects.

Any extended periods in the future without our users winning substantial prizes could result in losses in revenues and profits for us.

Our users’ record of winnings is one of the factors contributing to our ability to attract new users and retain existing users. No assurance can be given that there will not be long periods in the future without any of our users winning a prize of significant amount, which could lead to a reduction in user activity and therefore a shortfall in our revenue and profit.

Negative publicity about our operations, or problems such as underage and compulsive lottery activities, fraud and corruption in sports matches may adversely affect our reputation and business.

Social responsibility policies are a key consideration in lottery laws and regulations. There are concerns as to the ability of online lottery service providers to effectively block minors from purchasing lottery products online and the possible increase in compulsive lottery activity due to the relative ease of making online lottery purchases. Publicity regarding such concerns could harm our brand and image. If the perception develops that online lottery operators or the lottery industry as a whole is failing to adequately protect minors and vulnerable lottery purchasers, we may face increased social resistance. Damage to the industry’s reputation could also lead to the withdrawal of support for the industry from the government or the tightening of regulations, which may have a material adverse effect on our business.

Negative publicity about potential fraud (including money laundering) and corruption in sports matches (including collusion and match-fixing), even if not directly or indirectly connected with us or our services, may adversely impact our reputation and the willingness of the public to participate in the purchase of sports lotteries. As a result, the number of potential users available to us could be adversely affected.

We may fail to detect fraudulent activities of our users or employees.

Online transactions may be subject to sophisticated schemes or collusion to defraud or other illegal activities, and there is a risk that our platform may be used for those purposes either by our users or our employees. While we make continuing efforts to protect our business and our users from such illegal activities, including a user identity verifying system and pre-payment procedures to protect against fictitious transactions, the controls and procedures we have implemented may not be effective in all cases. Failure to protect our operations and our users from fraudulent activity either by other users or our employees could result in reputational damage to us and could materially and adversely affect our results of operations.

Failure to adequately protect user account information could have a material adverse effect on us.

We process our users’ personal data (including name, address, age, bank details and lottery purchase history) as part of our business and therefore must comply with data protection laws in China. Data protection laws restrict our ability to collect and use personal information relating to our users and potential users. Notwithstanding our IT and data security and other systems, we may not be effective in detecting any intrusion or other security breaches, or safeguarding against sabotage, hackers, viruses and cyber crime. We are exposed to the risk that personal data could be wrongfully accessed and/or used, whether by employees, users or other third parties, or otherwise lost or disclosed or processed in breach of data protection laws. If we or any of the third party service providers whom we rely on fail to transmit users information and payment details online in a secure manner or if any such theft or loss of personal users data were to otherwise occur, it could subject us to liabilities under the data protection laws or result in the loss of the goodwill of our users.

We are dependent on external service providers with respect to payment and settlement processing, and the provision of faulty services by these providers could lead to financial loss and damage to our reputation.

We are dependent on cooperation with external service providers with specialist knowledge and technology for processing lottery purchase orders. This includes, among other things, data and voice communication, procurement, installation, further development, maintenance and servicing of hardware and software, server housing and payment processing. It is possible that one or more of the external service providers do not perform the services, or that they do not perform them in a timely and accurate manner. It is therefore possible that, due to failures or omissions by the external service providers that we have engaged, we will not be in a position to perform our own services faultlessly or on time. This could lead to revenue losses, liability for damage, and substantial damage to our reputation.

We depend on payment processing for the success of our business.

We require our users to deposit funds in their registered accounts in advance of any lottery purchases. Users’ prize money are also deposited in and withdrawn from their respective accounts. Therefore, the provision of convenient, trusted and effective payment processing services to our users and potential users is critical to our business. If there is any deterioration or perceived deterioration in the quality of the payment processing services provided by us or any interruption to those services, or if our payment processing services are not performed in a timely manner, our users and potential users may be deterred from using our online lottery services, and we may be subject to user complaints and allegations concerning the mishandling of their funds, which may damage our reputation and have a material adverse effect on our business and results of operations.

We could be subject to administrative penalties or business losses if our current user identity verifying system cannot sufficiently prevent us from taking purchase orders from underage users.

According to the Regulation on Administration of Lottery issued by the State Council which came into effect on July 1, 2009, a lottery service provider may be subject to administrative penalties from the local civil affairs authority or the sports administration authorities if it takes lottery purchase orders from underage users. The lottery administration centers have the right to terminate their service agreements with a service provider if it becomes subject to administrative penalties. It is still unclear which security mechanisms have to be introduced for online service providers to protect minors. Although we have adopted a user identity verifying system which allows us to filter out underage users, we cannot assure you that our current system is sufficient for us to identify all underage users. If the relevant authorities determine that we are in violation of any relevant regulations, we may be subject to administrative penalties and we may lose our service agreements with the lottery operation centers.

In addition, a registration process that is as simple as possible and takes only a short time to complete is an important factor in our ability to attract new users. Currently, the age verification step of our registration process is relatively simple. If it becomes apparent that this measure is inadequate, the registration process might have to be made more lengthy and difficult for more in-depth checks, such as requiring users to provide a copy of their Chinese ID card or other identification documents as part of the registration process, which could decrease the number of new registrations or lead to a decrease in users. This could have a material adverse effect on our financial condition and results of operations.

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

Our future success is dependent on the continued services of the key members of our management team, including Ronald Edward Strauss, Renyan Ge, and Xili Wang. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new management. The process of hiring suitably qualified personnel is also often lengthy. If our recruitment and retention efforts are unsuccessful in the future, it may be more difficult for us to execute our business strategy.

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

We have grown since our inception and we anticipate continued expansion of our business to address growth in demand for our products, as well as to capture new market opportunities. The continued growth of our business has resulted in, and will continue to result in, substantial demands on our management, operational and other resources. In particular, we believe that the management of our growth will require, among other things:

•	our ability to expand our market reach in China, Japan and elsewhere;
•	our ability to continue to identify new customers and distribution channels;
•	our ability to control operating expenses;
•	strengthening of financial and management controls;
•	increased marketing, sales and sales support activities; and
•	hiring, training and managing of new personnel, including sales personnel.

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

We may need to raise additional capital if our expenditures exceed our current expectations due to changed business conditions or other future developments. Our future liquidity needs and other business reasons may require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or securities convertible or exchangeable to our equity securities would result in additional dilution to our shareholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that restrict our operational flexibility. Our ability to raise additional funds in the future is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;
•	general market conditions for capital-raising activities by technology companies; and
•	economic, political and other conditions in China, Japan and elsewhere.

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

Moreover, if an acquisition candidate is identified, the third parties with whom we seek to cooperate may not select us as a potential partner or we may not be able to enter into arrangements on commercially reasonable terms or at all. The negotiation and completion of potential acquisitions, whether or not ultimately consummated, could also require significant diversion of management’s time and resources and potential disruption of our existing business. Furthermore, no assurances can be given that the expected synergies from future acquisitions will actually materialize. In addition, future acquisitions could result in the incurrence of additional indebtedness, costs, and contingent liabilities. Future acquisitions may also expose us to potential risks, including risks associated with:

•	the integration of new operations, products, services and personnel;
•	unforeseen or hidden liabilities;
•	the diversion of financial or other resources from our existing businesses;
•	our inability to generate sufficient revenue to recover costs and expenses of the acquisitions; and
•	the potential loss of, or harm to, relationships with employees or customers.

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

Our contractual arrangements with CC Power and its shareholders may not be as effective in providing control over these entities as direct ownership.

We have no equity ownership interest in CC Power as we rely on the contractual arrangements of the VIE agreements to control and operate CC Power. These contractual arrangements may not be as effective in providing control over CC Power as direct ownership. For example, CC Power could fail to take actions required for our business or fail to pay dividends to CC Investment despite their contractual obligations to do so. If CC Power fails to perform its obligation under its VIE agreements, we may have to rely on legal remedies under PRC law, which may not be effective.

Risks Related to Doing Business Internationally and in China

We are subject to market risk through our sales to international markets.

A portion of our sales are or will be derived from international markets. These operations are subject to risks that are inherent in operating in foreign countries, including the following:

•	foreign countries could change regulations or impose currency restrictions and other restraints;
•	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we operate;
•	exchange controls;
•	some countries impose burdensome tariffs and quotas;
•	political changes and economic crises may lead to changes in the business environment in which we operate;
•	international conflict, including terrorist acts, could significantly impact our financial condition and results of operations; and
•	economic downturns, political instability and war or civil disturbances may disrupt distribution logistics or limit sales in individual markets.

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

A significant portion of our current business operations are conducted in China and we anticipate that a majority of our sales will be made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the degree of government involvement;
•	the level of development;
•	the growth rate;
•	the control of foreign exchange;
•	access to financing; and
•	the allocation of resources.

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

A significant portion of our business and revenue growth depends on the size of the online lottery industry in China. As a result, our revenue and profitability may be negatively affected by changes in national, regional or local economic conditions and consumer confidence in China. We are susceptible to changes in economic conditions, consumer confidence and customer preferences of the Chinese population. External factors beyond our control that affect consumer confidence include unemployment rates, levels of personal disposable income, national, regional or local economic conditions, natural disasters, extreme weather conditions, disease outbreaks and acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns. In addition, natural disasters, extreme weather conditions, disease outbreaks and acts of war or terrorism may cause damage to our facilities, disrupt the supply of the products we offer or adversely impact consumer demand. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

Our common stock is currently traded under the symbol “XCLL” but currently with low volume, based on quotations on the OTCQB marketplace, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is currently listed for trading on the OTCQB marketplace, operated by OTC Markets Group, Inc. under the symbol: “XCLL.” The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as quoted on the OTCQB.

Fiscal Year Ending December 31, 2014	High	Low
First Quarter - March 31, 2014	$0.15	$0.10
Second Quarter - June 30, 2014	$0.12	$0.05
Third Quarter - September 30, 2014	$0.06	$0.02
Fourth Quarter - December 31, 2014	$0.05	$0.02

Fiscal Year Ending December 31, 2013	High	Low
First Quarter - March 31, 2013	$0.20	$0.07
Second Quarter - June 30, 2013	$0.17	$0.10
Third Quarter - September 30, 2013	$0.09	$0.04
Fourth Quarter - December 31, 2013	$0.17	$0.07

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Approximate Number of Holders of Common Stock

As of March 23, 2015, there were 17 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2014 and 2013. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

On May 7, 2013, we entered into and consummated a stock purchase agreement (the “Purchase Agreement”) with CC Investment, Jifu and certain of its shareholders (the “Jifu Shareholders”). Pursuant to the terms of the Purchase Agreement, we issued an aggregate of 27,000,000 shares of our common stock to the Jifu Shareholders as consideration for Jifu entering into certain controlling agreements with CC Investment. On October 1, 2014, we entered into a Settlement Agreement, Waiver and Mutual Release (the “Release”) with the Jifu Shareholders. Pursuant to the Release, the parties cancelled the Purchase Agreement and we returned control of Jifu to the Jifu Shareholders. In exchange, we have agreed to deliver 1,000,000 newly issued shares of our common stock to the Jifu Shareholders.

On September 22, 2014, we entered into an asset purchase agreement with Xinjiang Silvercreek Digital Technology Co., Ltd. (“Silvercreek”) pursuant to which we acquired certain assets of Silvercreek (the “Assets”) relating to an online sports lottery business in exchange for the issuance of up to 80,000,000 shares (“Shares”) of common stock of the Company.

Previously, our business was focused on wearable computing. Our new lottery business aggregates and processes lottery purchase orders, deriving revenue from service fees paid by local sports lottery administration centers for the purchase orders of sports lottery products directed to such centers. We offer a comprehensive and integrated suite of online lottery services in China. We hope that the merging of our lottery business with our existing mobile technologies, partners, and customers, will provide a platform for growth in this industry.

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

Revenue Recognition for Lottery Revenue

Commission income is recognized when the lottery ticket is sold through its online system. Other service income is recognized when the service is provided.

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

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

Revenue

Our revenue for the year ended December 31, 2014 totaled $171,452, as compared to $76,449 the year ended December 31, 2013. This increase in revenue was primarily due to the new lottery business.

For the year ended December 31, 2014, the revenues from software products and those related services were $50,992 as compared to $76,449 for the year ended December 31, 2013.

Cost of revenue

Cost of revenue for the year ended December 31, 2014 totaled $5,550, as compared to $39 for the year ended December 31, 2013. This increase in cost of revenue was primarily due to the tax surcharge on the revenue for the new lottery business.

Gross profit

Gross profit for the year ended December 31, 2014 was $165,902, as compared to $76,410 for the year ended December 31, 2013. This increase in gross profit was primarily due to the contribution of the new lottery business.

Operating Expenses

Our operating expenses for the year ended December 31, 2014 were $1,913,303, as compared to $1,263,146 for the year ended December 31, 2013. These expenses were comprised of selling expenses of $24,226 and general & administrative expenses of $1,889,077 for the year ended December 31, 2014, while the selling expenses and general & administrative for the year ended December 31, 2013 were $26,285 and $1,236,861 respectively. This increase in operating expenses was primarily due to the increase of stock based compensation from $189,000 for the year ended December 31, 2013 to $1,250,000 in December 31, 2014.

Other Income (Expenses)

Other income (expense) for the year ended December 31, 2014 was ($753,382), as compared to ($342,589) for the year ended December 31, 2013. This increase in other expense was primarily due to the loss on derivative of $(335,250) for the year ended December 31, 2014, compared to the gain on derivative of $188,176 for the year ended December 31, 2013.

Net Loss

A net loss of ($3,551,887) resulted for the year ended December 31, 2014 compared to net loss of ($504,848) for the year ended December 31, 2013. The increase in net loss was primarily due to the increased operating expenses and other expenses for the year ended December 31, 2014.

Comprehensive Loss

Our comprehensive loss was ($2,197,639) for the year ended December 31, 2014, as compared to ($687,488) for the year ended December 31, 2013. The increase is primarily due to the increased net loss for the year ended December 31, 2014.

 Liquidity and Capital Resources

Overview

As of December 31, 2014, we had cash and equivalents on hand of $159,628 and negative current liabilities of $991,011. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through December 31, 2015. To meet our future objectives, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

On August 14, 2014, we entered into a financing with KBM Worldwide, Inc., pursuant to which we issued a convertible promissory note in the original principal amount of $110,000. The convertible promissory note bears interest at 8% annually and is due on August 21, 2015. The conversion price for the convertible promissory note is equal to 75% of the average of the lowest three trading prices for our common stock during the ten (10) trading days prior to conversion.

On November 17, 2014, we entered into a second financing with KBM Worldwide, Inc., pursuant to which we issued a convertible promissory note in the original principal amount of $61,000. The convertible promissory note bears interest at 8% annually and is due on November 17, 2015. The conversion price for the convertible promissory note is equal to 75% of the average of the lowest three trading prices for our common stock during the ten (10) trading days prior to conversion.

As of December 31, 2014, we have outstanding indebtedness pursuant to convertible notes issued to various accredited investors in the aggregate principal amount of $1,471,000. During the fiscal year ended December 31, 2014, an aggregate of $282,618 of outstanding indebtedness pursuant to convertible notes was converted into shares of our common stock.

We are currently seeking both short term working capital to finance current operations as well as significant amounts of long term capital to execute our business plan and ultimately offer our products in the U.S. market. We project that to keep operations at our current level, approximately $900,000 in revenue and working capital will be required over the next 12 months to cover monthly expenses of $75,000. In order to meet our planned strategic two to four acquisitions, we estimate requiring up to $3,000,000 in capital.

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

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities for the year ended December 31, 2014 was ($675,775) compared to net cash provided by operating activities of $301,190 for the year ended December 31, 2013. The change is mainly due to net loss of ($3,551,887) for the year ended December 31, 2014 compared to net loss of ($504,848)

Net cash provided by (used in) investing activities

Net cash used in investing activities for the year ended December 31, 2014 was $1,070 compared to net cash used in investing activities for the year ended December 31, 2013 of $13,192. This decrease is mainly due to the decreased cash flow for acquisition of property, plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2014 was $340,442 compared to cash provided by financing activities for the year ended December 31, 2013 of $37,500. This increase is mainly due to the increased proceeds from issuance of convertible notes.

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

Considering the RMB balance of our cash as of December 31, 2014, which amounted to US$108,454, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$1,075 of the balance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended December 31, 2014 begin on page F-1 and have been examined by our independent accountants, AWC (CPA) Limited.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, as of December 31, 2014, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION.

On January 13, 2015, our independent public accounting firm, Albert Wong & Co. was succeeded by AWC (CPA) Limited, and the registration status was updated accordingly with the Public Company Accounting Oversight Board (“PCAOB”). AWC (CPA) Limited is not a separately registered entity with the PCAOB and therefore we are not required to file a Current Report on Form 8-K under Item 4.01.

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

Name	Age	Position	Since

Ronald Edward Strauss	56	Executive Chairman of the Board of Directors	2011
Renyan Ge	52	Director, Chief Executive Officer	2011
Xili Wang	46	Chief Financial Officer, Secretary	2011

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2014, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements, except for the following:

Renyan Ge: Failure to timely file Form 4 in connection with acquisition of shares of common stock on October 1, 2014.

Ronald Strauss: Failure to timely file Form 4 in connection with acquisition of shares of common stock on October 1, 2014

Xili Wang: Failure to timely file Form 4 in connection with acquisition of shares of common stock on October 1, 2014

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

Director Nominations

As of December 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended December 31, 2014 and 2013 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Ronald Edward Strauss,	2014	-	-	$584,390	(1)	-	-	-	$584,390
Executive Chairman of the Board	2013	-	-			-	-	-
Renyan Ge, Director, Chief	2014	-	-	$448,620	(2)	-	-	-	$448,620
Executive Officer	2013	$7,835	-			-	-	-	$7,835
Xili Wang, Chief Financial	2014	-	-	$373,146	(3)	-	-	-	$373,146
Officer & Secretary	2013	$17,427	-			-	-	-	$17,427

(1)	Pursuant to a letter agreement dated October 1, 2014, Ronald Strauss received 43,911,115 shares of common stock of the Company in lieu of accrued and unpaid compensation of $584,290.

(2)	Pursuant to a letter agreement dated October 1, 2014, Renyan Ge received 33,776,539 shares of common stock of the Company in lieu of accrued and unpaid compensation of $448,620.

(3)	Pursuant to a letter agreement dated October 1, 2014, Xili Wang received 28,094,112 shares of common stock of the Company in lieu of accrued and unpaid compensation of $373,146.

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

Employment Agreements

We have entered into employment agreements with Ronald Strauss, Renyan Ge and Xili Wang, per the following:

Ronald Edward Strauss - The Company is party to an Amended and Restated Management Service Agreement with Ronald Edward Strauss in connection with his service as Executive Chairman of the Board of Directors, dated August 28, 2014 and continuing for an indefinite term. Mr. Strauss is entitled to a payment of $180,000 per year as a base management fee, to be paid in bi-monthly installments, and options to purchase 500,000 shares of common stock on an annual basis. Mr. Strauss is also entitled to purchase equity in lieu of base salary at a price equal to the lower of the lowest publicly traded share price for the Company’s common stock during the thirty (30) days prior to issuance, or the per share price paid by a third party investor during the past twelve (12) months. Mr. Strauss is eligible for an annual bonus in an amount to be determined by the board of directors.

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

In the event there is a change in control of the Company, and within eighteen (18) months, Mr. Strauss is terminated without cause, the Company will provide Mr. Strauss a cash payment equal to 1.5 times his annual salary, or $75,000.

Renyan Ge - The Company is a party to an Amended and Restated Management Service Agreement with Renyan Ge in connection with his service as Chief Executive Officer of the Company, dated August 28, 2014 and continuing for an indefinite term. Mr. Ge is entitled to a payment of $180,000 per year as a base management fee, to be paid in bi-monthly installments, and options to purchase 500,000 shares of common stock on an annual basis. Mr. Ge is also entitled to purchase equity in lieu of base salary at a price equal to the lower of the lowest publicly traded share price for the Company’s common stock during the thirty (30) days prior to issuance, or the per share price paid by a third party investor during the past twelve (12) months. Mr. Ge is eligible for an annual bonus in an amount to be determined by the board of directors.

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

In the event there is a change in control of the Company, and within eighteen (18) months, Mr. Ge is terminated without cause, the Company will provide Mr. Ge a cash payment equal to 1.5 times his annual salary, or $75,000.

Xili Wang - The Company is a party to an Amended and Restated Management Service Agreement with Xili Wang in connection with her service as Chief Financial Officer of the Company, dated August 28, 2014 and continuing for an indefinite term. Ms. Wang is entitled to a payment of $150,000 per year as a base management fee, to be paid in bi-monthly installments, and options to purchase 250,000 shares of common stock on an annual basis. Ms. Wang is also entitled to purchase equity in lieu of base salary at a price equal to the lower of the lowest publicly traded share price for the Company’s common stock during the thirty (30) days prior to issuance, or the per share price paid by a third party investor during the past twelve (12) months. Ms. Wang is eligible for an annual bonus in an amount to be determined by the board of directors.

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

In the event there is a change in control of the Company, and within eighteen (18) months, Ms. Wang is terminated without cause, the Company will provide Ms. Wang a cash payment equal to 1.5 times his annual salary, or $58,000.

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

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None.

Pension Table

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $17,669 and $20,073 for the years ended December 31, 2014 and 2013, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 23, 2015, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of March 23, 2015, there were 234,682,756 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of		Percentage Beneficially
Beneficial Owner(1)	Shares Beneficially Owned	Owned
Directors and Executive Officers

Ronald Edward Strauss(2) 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	57,323,115	24.43%

Renyan Ge(3) 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	50,744,539	21.62%

Xili Wang 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	28,094,112	11.97%

All Officers and Directors as a Group	136,161,766	58.02%

5% Shareholders

Sheen Ventures Limited(2) 8th Floor, Henley Building, 5 Queen’s Road, Central, Hong Kong	13,332,000	5.68%

CC Wireless Limited(3) Room 15A, 17/F, Mai On Industrial Building, 17-21 Kung Yip Street, Kwai Chung, Hong Kong	16,968,000	7.23%

Wei Zhixiong Unit 1005A, Tower B, Haisong Bldg Tairan 9 Road, Futian District Shenzhen, 518040 China	20,000,000	8.52%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Ms. Guo Jie has direct ownership over the 13,332,000 shares held by Sheen Ventures Limited, a company organized under the laws of Hong Kong. Ms. Guo Jie is the wife of Mr. Strauss. As such, Mr. Strauss may be deemed to be the indirect beneficial owner of the securities by reason of his influence or control over Ms. Guo Jie’s voting and disposition decisions.

(3)	Mr. Renyan Ge holds voting and dispositive control over the 16,968,000 shares held by CC Wireless Limited, a company organized under the laws of Hong Kong.

Securities Authorized for Issuance Under Equity Compensation Plans

On May 9, 2014, our Board of Directors approved and adopted our 2014 Equity Incentive Plan (the “Plan”) and authorized management to submit the Plan to our stockholders for approval. A majority of our stockholders approved the Plan on May 9, 2014.

The proposed Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalent rights, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is 40,000,000 shares. Our Board of Directors currently serves as the administrator of the Plan. As of December 31, 2014, 1,000,000 stock options to purchase shares of our common stock have been granted under the Plan.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

Our transfer agent is Securities Transfer Corp., and is located at 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034. Their telephone number is (469) 633-0101.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships

There are no family relationships between any of our directors or executive officers.

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

Director Independence

During the year ended December 31, 2014, we had one independent director on our board – Gregory Tse. Mr. Tse resigned from our board on September 22, 2014. We currently have no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by AWC (CPA) Limited (formerly, Albert Wong & Co.) for the fiscal periods shown.

	December 31,	December 31,
	2014	2013
Audit Fees	$48,000	$37,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$48,000	$37,000

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2013. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)	Financial Statements:

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

To: The board of directors and stockholders of

XcelMobility, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of XcelMobility, Inc., ("the Group") as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficits as at December 31, 2014 and net losses for the year ended December 31, 2014. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AWC (CPA) Limited

Hong Kong, China	AWC (CPA) Limited
April 8, 2015	Certified Public Accountants

XCELMOBILITY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$159,628	$431,707
Trade accounts receivable	40,144	1,662,760
Other receivables, net of 3,592 and 3,500 allowance for doubtful accounts	95,412	431,824
Inventory	357	2,101,585
Prepaid VAT	-	188,586
Advances to suppliers	-	913

Total Current Assets	295,541	4,817,375

Property and equipment, net of accumulated depreciation of $119,328 and $285,796, respectively	49,226	92,393
Intangible assets, net	-	1,294,017
Goodwill	-	446,419

TOTAL ASSETS	$344,767	$6,650,204

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$-	$2,814,906
Other payables and accrued expenses	510,762	1,247,549
Other taxes payable	9,254	319
Deferred revenue	19,135	19,223
Convertible notes, net of debt discount	48,875	60,703
Derivative liability	693,303	384,598
Accrued interest	5,223	5,223
Deferred tax liability	-	323,503

Total Current Liabilities	1,286,552	4,856,024

Convertible notes, net of debt discount	974,142	621,872
Accrued interest	330,426	147,654

Total Liabilities	2,591,120	5,625,550

Commitments and Contingencies (Note 11)	-	-

Shareholders’ (Deficit) Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding December 31, 2014 and 2013	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 207,414,781 and 73,127,686 shares issued and outstanding December 31, 2014 and 2013 respectively	207,415	73,128
Shares unissued	1,049,000	2,100,000
Additional paid in capital	1,810,965	713,620
Accumulated deficit	(5,264,385)	(1,712,498)
Accumulated other comprehensive income (loss)	(49,348)	(149,596)
Total Shareholders’ (Deficit) Equity	(2,246,353)	1,024,654

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$344,767	$6,650,204

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2014	2013

Revenue	$171,452	$76,449
Cost of Revenue	5,550	39
Gross Profit	165,902	76,410

Operating Expenses:
Selling expense	24,226	26,285
General and administrative expense	1,889,077	1,236,861
Total Operating Expenses	1,913,303	1,263,146
Loss from Operations	(1,747,401)	(1,186,736)

Other Income (Expense):
Interest income	137	274
Interest expense	(46,452)	(42,025)
Amortisation of debt discount	(335,250)	(504,195)
Gain (loss) on derivative	(373,850)	188,176
Other income-government grant	-	15,647
Other income	2,657	408
Other expenses	(624)	(874)
Total Other Income (Expense)	(753,382)	(342,589)
Loss Before Taxes	(2,500,783)	(1,529,325)
Income tax expense	-	-
Loss from continuing operation	$(2,500,783)	$(1,529,325)

Discontinued Operation:
Income from discontinued operation	739,181	1,024,477
Loss on disposal of interest in subsidiary	(1,790,285)	-
Net income (loss) from discontinued operation	(1,051,104)	1,024,477

Net loss	(3,551,887)	(504,848)
Foreign currency translation adjustment	100,248	(182,640)
Comprehensive loss	(3,451,639)	(687,488)

Basic and diluted loss per share:
Continuing Operation	$(0.0239)	$(0.0223)
Discontinued Operation	(0.0100)	0.0149
	(0.0339)	(0.0074)

Basic and diluted weighted average number of shares outstanding	104,626,234	68,606,084

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of		Shares Subscribed But	Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Equity
	shares	Amount	Unissued	Capital	Deficit	Income	(Deficit)

Balance, December 31, 2012	60,000,000	$60,000	$-	$131,562	$(1,207,650)	$33,044	$(983,044)
Stock issued in private placements	6,000,000	6,000	-	294,000	-	-	300,000
Stock based compensation to director	150,000	150	-	(47,464)	-	-	(47,314)
Stock issued for service	2,700,000	2,700	-	186,300	-	-	189,000
Conversion of convertible notes into common stock	4,277,686	4,278	-	149,222	-	-	153,500
Acquisition of a subsidiary	-	-	2,100,000	-	-	-	2,100,000
Net (loss) income for the year	-	-	-	-	(504,848)	-	(504,848)
Foreign currency translation difference	-	-	-	-	-	(182,640)	(182,640)
Balance, December 31, 2013	73,127,686	73,128	2,100,000	713,620	(1,712,498)	(149,596)	1,024,654
Stock issued for debt settlement	106,141,766	106,142	-	567,872	-	-	674,014
Stock based compensation	10,000,000	10,000	1,000,000	265,000	-	-	1,275,000
Convertible notes exercised	18,145,329	18,145	-	264,473	-	-	282,618
Disposal of subsidiary	-	-	(2,051,000)	-	-	-	(2,051,000)
Net loss for the year	-	-	-	-	(3,551,887)	-	(3,551,887)
Foreign currency translation difference	-	-	-	-	-	100,248	100,248
Balance, December 31, 2014	207,414,781	207,415	1,049,000	1,810,965	(5,264,385)	(49,348)	(2,246,353)

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(3,551,887)	$(504,848)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	23,331	36,990
Stock compensation expenses	1,275,000	141,686
Amortisation of debt discount	373,850	504,195
Fair value adjustment on derivative liability	335,250	(188,176)
Loss on disposal of interests in a subsidiary	1,790,285	-

Changes in assets and liabilities:
Trade accounts receivable	(648,779)	(230,219)
Other receivables and prepayment	525,911	(965,660)
Advances to suppliers	-	2,522
Inventory	1,299,186	(65,427)
Accounts payable	(1,552,754)	(184,386)
Accrued interest	182,772	12,357
Other taxes payable	8,935	119,991
Other payables and accrued expenses	(736,787)	1,703,601
Deferred revenue	(88)	(81,436)

Net Cash Provided By (Used In) Operating Activities	(675,775)	301,190

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(1,070)	(13,192)
Net Cash ( Used In) Provided By Investing Activities	(1,070)	(13,192)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	340,442	37,500
Net Cash Provided By Financing Activities	340,442	37,500

Effect of Exchange Rate Changes on Cash and Cash Equivalents	64,324	7,470

Net Change in Cash and Cash Equivalents	(272,079)	332,968

Cash and Cash Equivalents at Beginning of Year	431,707	98,739
Cash and Cash Equivalents at End of Year	$159,628	$431,707

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

CC Power Investment Consulting Co. Ltd.

Shenzhen CC Power Investment Consulting Co. Ltd. (“CC Investment”), a wholly-owned subsidiary of CC Mobility, was incorporated on July 27, 2011 under the laws of the People’s Republic of China (“PRC”) as a wholly foreign owned limited liability company. The required registered capital is $2,000,000 and as of December 31, 2014, $400,000 of the registered capital has been contributed.

Shenzhen CC Power Corporation

Shenzhen CC Power Corporation (“CC Power”) is a Chinese enterprise organized in the PRC on March 13, 2003 in accordance with the Laws of the People’s Republic of China. The required registered capital of CC Power was approximately $1,547,000 (RMB 10,000,000) and as of December 31, 2014, CC Power has paid up approximately $346,000 (RMB2,526,000). In March 2011, Mr. Ryan Ge sold his 5% ownership in CC Power to the other shareholder, Xili Wang (“CC Power Shareholder”). Ms. Wang holds 100% ownership interest in CC Power as of December 31, 2014 and 2013.

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

On September 22, 2014, XcelMobility Inc. entered into an Asset Purchase Agreement with CC Power, Xianjiang Silvercreek Digital Technology Co., Ltd. (“Silvercreek”) and the shareholders of Silvercreek (the “Selling Shareholders”). Pursuant to the terms of the Agreement, CC Power will acquire certain assets of Silvercreek relating to its online sports lottery business unit in exchange for the issuance of up to 80,000,000 shares of common stock of the Company to the Selling Shareholders. No Shares will be issued upon the closing date of the transaction. The Shares will be issued to the Selling Shareholders on a pro rata basis and upon achievement of the following milestones: (i) 10,000,000 Shares to be issued in the event that CC Power derives initial online lottery sales revenue (“Lottery Revenue”) of over 10,000 RMB per month from the business developed in connection with the Assets on or before October 1, 2014; (ii) 10,000,000 Shares to be issued in the event that CC Power derives Lottery Revenue of over 3,000,000 RMB per month from the business developed in connection with the Assets on or before March 31, 2015; (iii) 10,000,000 Shares to be issued in the event that CC Power derives initial online lottery sales revenue of over 20,000,000 RMB per month from the business developed in connection with the Assets on or before December 31, 2015; (iv) 40,000,000 Shares to be issued in the event that CC power obtains a lottery gaming license from the People’s Republic of China; and (v) 10,000,000 Shares to be issued based on the achievement of certain incentives as determined by the board of directors of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1. Organization and Nature of Business - Continued

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

On October 1, 2014, we entered into a Settlement Agreement, Waiver and Mutual Release with Jifu. Pursuant to the Release, the parties cancelled the Stock Purchase Agreement. We have completely transferred back the ownership of shares of Jifu to Jifu Shareholders without any further disputation and mutual accountability. In exchange, we have agreed to deliver 1,000,000 newly issued shares of our common stock to Jifu Shareholders.

The organizational structure of the Company before disposal of Jifu is as follows:

The organizational structure of the Company after disposal of Jifu is as follows:

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

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	December 31,	December 31,
	2014	2013

Total current assets	$188,942	$86,173
Total assets	236,166	153,178
Total current liabilities	801,511	551,012
Total liabilities	801,511	551,012

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2. Summary of Significant Accounting Policies - Continued

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

On October 1, 2014, we entered into a Settlement Agreement, Waiver and Mutual Release with Jifu. Pursuant to the Release, the parties cancelled the Stock Purchase Agreement. We have completely transferred back the ownership of shares of Jifu to Jifu Shareholders without any further disputation and mutual accountability. In exchange, we have agreed to deliver 1,000,000 newly issued shares of our common stock to Jifu Shareholders.

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of Jifu. The carrying amount and classification of Jifu’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	December 31,	December 31,
	2014	2013

Total current assets	$-	$5,138,384
Total assets	-	5,161,150
Total current liabilities	-	3,405,746
Total liabilities	-	3,405,746

Revenue recognition

Our source of revenues is from internet accelerator software, which includes new software license revenues and software plus hardware and maintenance arrangements, and the source of revenue of Jifu is from developing and distributing optical transmitters and receivers, electronic surveillance equipment, and other communications equipment; and trading of electronic products, network products, and communications equipment. We also engage in software research and development. During the year ended December 31, 2014, we also have revenues derived from GPS system development and website development projects along with maintenance arrangements.

We evaluate revenue recognition based on the criteria set forth in FASB ASC 985-605, Software: Revenue Recognition and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Revenue Recognition for Lottery Revenue

Commission income is recognized when the lottery ticket is sold through its online system. Other service income is recognized when the service is provided.

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

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Accounts receivable

Accounts receivable consists of amounts due from customers. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2014 and 2013, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2. Summary of Significant Accounting Policies - Continued

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the years ended December 31, 2014 and 2013. Other research and development expenses amounted to $236,368 and $1,611,826 for years ended December 31, 2014 and 2013, respectively, and were included in general and administrative expense.

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

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2014
Balance sheet	RMB 6.1384 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.1438 to US $1.00

December 31, 2013
Balance sheet	RMB 6.1104 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.1905 to US $1.00

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

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

3. Going Concern

The Company has incurred significant continuing losses during the years ended December 31, 2014 and 2013, and has accumulated deficits at December 31, 2014 and 2013. The Company has relied on its registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2014 and 2013, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Disposal of subsidiary

On October 1, 2014, we entered into a Settlement Agreement, Waiver and Mutual Release with Jifu. Pursuant to the Release, the parties cancelled the Stock Purchase Agreement. We have completely transferred back the ownership of shares of Jifu to Jifu Shareholders without any further disputation and mutual accountability. In exchange, we have agreed to deliver 1,000,000 newly issued shares of our common stock to Jifu Shareholders.

A summary of the balance sheet, income statement and loss on disposal of above subsidiary upon the date of disposal is presented as follow:

(i) Summary of balance sheet:

	October 1, 2014 (date	December 31,
	of disposal)	2013
ASSETS
Current Assets:
Cash and cash equivalents	$47,666	$359,066
Trade accounts receivable	2,551,238	1,633,414
Other receivables	743,199	856,092
Inventory	802,747	2,101,226
Prepaid VAT	190,553	188,586

Total Current Assets	4,335,403	5,138,384

Total Non-current Assets	1,763,469	1,763,202

TOTAL ASSETS	$6,098,872	$6,901,586

LIABILITIES
Current Liabilities:
Accounts payable	$(1,263,262)	$(2,814,906)
Other payables and accrued expenses	(994,325)	(914,343)
Total Current Liabilities	(2,257,587)	(3,729,249)

Total Liabilities	(2,257,587)	(3,729,249)

Net Assets	$3,841,285	$3,172,337

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

4. Disposal of subsidiary - Continued

(ii) Summary of income statement:

	2014	2013

Revenue	$1,822,970	$2,705,296
Gross Profit	1,461,284	2,210,850
Net Income	739,181	1,024,477

(iii) Summary of loss on disposal

2014

Net assets of the subsidiary	$3,841,285
Add: Fair value of shares agreed to deliver	49,000
Less: Fair value of unissued shares being cancelled	(2,100,000)
Loss on disposal of interests in subsidiary	1,790,285

5. Property and Equipment, net

Property and equipment, net consist of the following:

	December 31,	December 31,
	2014	2013

Equipment	$120,287	$249,543
Office equipment	39,633	118,018
Leasehold improvements	8,634	8,674
Software	-	1,954
	168,554	378,189
Less: Accumulated depreciation	(119,328)	(285,796)
Property and equipment, net	$49,226	$92,393

The depreciation expense was $16,332 and $22,128 for the years ended December 31, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

6. Intangible Assets, net

Intangible assets, net consist of the following:

	December 31,	December 31,
	2014	2013

Customer relationship	$-	$793,547
Trade name	-	500,470
	-	1,294,017
Less: Accumulated amortization	-	-
Intangible assets, net	$-	$1,294,017

7. Deferred Revenue

Deferred revenue represents deferred internet accelerator license revenue over the maintenance period of one to three years for our multiple element arrangements (Note 2).

In addition, deferred revenue includes two government grants for use in research and development related expenditures. The portion of the grants that has not been spent is deferred and recognize as other income as the funds are spent on research and development related expenditures.

Deferred revenue included on the balance sheets as of December 31, 2014 and 2013 is as follow:

	December 31,	December 31,
	2014	2013
Deferred revenue:
Current	$19,135	$19,223
Non-current	-	-
Total	$19,135	$19,223

The table below sets forth the deferred revenue activities during the years ended December 31, 2014 and 2013:

	For the years ended December 31,
	2014	2013

Deferred revenue, balance at beginning of year	$19,223	$98,941
Less: government grant earned during the year	-	(15,931)
Less: Revenue earned during the year	-	(63,787)
Foreign exchange difference	(88)	-
Deferred revenue, balance at end of year	$19,135	$19,223

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

8. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of December 31, 2014 and 2013 are as follow:

			Loan	Interest	Convertible	December 31,	December 31,
Lender	Date of Note	Maturity Date	Amount	Rate (p.a.)	Number of stock	2014	2013

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	600,000	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	400,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	600,000	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	200,000	50,000	50,000
First Capital A.G.	April 25, 2012	April 25,2014	100,000	5%	-	-	100,000
Hanover Holdings I, LLC	May 30, 2014	May 30, 2016	350,000	8%	26,119,403	350,000	-
KBM Worldwide, Inc.	August 14, 2014	August 21, 2015	110,000	8%	-	110,000	-
KBM Worldwide, Inc.	November 17, 2014	November 17, 2015	61,000	8%	-	61,000	-
			$			$1,471,000	$1,050,000
					Less:
					Debt discount
					from beneficial
					conversion feature	447,983	367,425
						1,023,017	682,575

					Less:
					Current portion	48,875	60,703
					Non-current portion	$974,142	$621,872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

8. Convertible Promissory Notes- Continued

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

Interest expenses for the years ended December 31, 2014 and 2013 were $46,452 and $42,025 respectively.

Amortization of the beneficial conversion feature for the year ended December 31, 2014 and 2013 were $373,850 and $504,195 respectively.

Except for the convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012, the $350,000 issued to Hanover Holdings I, LLC on May 30, 2014, and the $110,000 and $61,000 issued to KBM Worldwide, Inc. on August 14, 2014 and November 17, 2014 respectively, all the convertible promissory notes (the “Notes”) are convertible upon the occurrence of the following events:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

8. Convertible Promissory Notes- Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

8. Convertible Promissory Notes- Continued

Convertible promissory notes of $110,000 and $61,000 issued to KBM Worldwide, Inc. on August 14, 2014 and November 17, 2014

On August 14, 2014 and November 17, 2014, we and KBM Worldwide, Inc. (“KBM”) completed a financing pursuant to which the Company issued Convertible Promissory Notes in the original principal amounts of $110,000 and $61,000 respectively (the “Notes”). The Notes bear 8% interest and is due on August 21, 2015 and November 17, 2015 respectively. The Notes become convertible 180 days after the date of the Note. The principal amounts of the Notes and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 75% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

The fair value of the embedded conversion feature of these notes as at December 31, 2014 and 2013 was $693,303 and $384,598, respectively.

Except for the convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012, the fair value of the convertible notes was calculated using the Black-Scholes model with the following assumptions: expected life of 1-3 years, expected dividend rate of 0%, volatility of 246.8% and interest rate at 0.25%-0.67%.

The fair value of the convertible promissory note of $100,000 issued to First Capital A.G. on April 25, 2012, was calculated using the lattice valuation method as the conversion prices are variable for these notes.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014:

	Fair Value Measurements at December 31, 2014
	Quoted Prices In Active Markets for	Significant Other	Significant Unobservable	Total Carrying
	Identical Assets	Observable Inputs	Inputs	Value as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	December 31, 2014

Derivative warrant instruments	-	-	693,303	693,303

Total	-	-	693,303	693,303

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

9. Income Tax

We are subject to income tax in the United States, Hong Kong and PRC.

The Company’s subsidiaries, Jifu, CC Power and CC Investment are incorporated in PRC and are subjected to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws (“EIT Law”). The subsidiaries locate in Shenzhen, a special economic region, where companies are allowed to gradually phase into the 25% statutory tax rate. For 2014 the statutory income tax rate is 25%. The open tax years in PRC are 2010-2014.

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the years ended December 31, 2014 and 2013. The open tax year for CC Mobility in Hong Kong are 2013-2014.

The Company has no income tax expense for the years ended December 31, 2014 and 2013 because it has incurred loss before tax from continuing operation.

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

The following table sets forth the components of deferred income taxes as of December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating losses - U.S.	$2,319,834	$1,195,355
Net operating losses - PRC and Hong Kong	276,836	-
Deferred revenue	-	19,223

	2,596,670	1,214,578
Valuation allowance	(2,596,670)	(1,214,578)
Deferred tax assets, net	$-	$-

As of December 31, 2014, the Company has net operating losses carry forward of $2,865,895 in the U.S. and $1,063,422 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2015, respectively. We provided for a full valuation allowance against the deferred tax assets of $1,321,670 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the years ended December 31, 2014 and 2013 was an increase of $1,382,092 and an increase of $996,620, respectively.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2014 and 2013.

10. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $17,669 and $20,073 for the years ended December 31, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

11. (Loss) earnings per Share

	For The Years Ended
	December 31,
	2014	2013

Loss from continuing operations-basic	$(2,500,783)	$(1,529,325)
Interest expense on convertible notes	46,452	42,025

Loss from continuing operations - diluted	$(2,454,331)	$(1,487,300)

(Loss) income from discontinued operations	(1,051,104)	1,024,477

Weighted average outstanding shares of common stock – basic	104,626,234	68,606,084

Effect of dilutive securities – convertible notes	-	-

Weighted average outstanding shares of common stock –diluted	104,626,234	68,606,084

Profit (loss) per share – from continuing operations	$(0.0239)	$(0.0223)
Profit (loss) per share – from discontinued operations	(0.0100)	0.0149

Profit (loss) per share – basic and diluted	$(0.0339)	$(0.0074)

For the fiscal years ended December 31, 2014 and 2013, there are 0 potentially dilutive common shares because the Company recorded net losses in 2014 and 2013.

12. Commitments and Contingencies

Operating commitments:

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under operating lease are as follows:

2015	$38,978
Thereafter	-
Total minimum payment	$38,978

The Company incurred rental expenses of $38,944 and $32,080 for the years ended December 31, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

13. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Years Ended
	December 31,
	2014	2013

Customer A	36%	*
Customer B	34%	*
Customer C	20%	*

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

15. Subsequent Events

The Company has evaluated all other subsequent events through April 6, 2015, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

(b)	Exhibits:

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated September 22, 2014, between XcelMobility, Inc., Shenzhen CC Power Corporation, Xinjiang Silvercreek Digital Technology Co., Ltd. (“Silvercreek”) and the shareholders of Silvercreek set forth in the signature pages thereto (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014).

2.2	Stock Purchase Agreement, dated May 7, 2013, by and among the Company, Shenzhen CC Power Investment Consulting Co., Ltd., Jifu, the Jifu Shareholders and Hui Luo (incorporated by reference to our Current Report on Form 8-K filed on May 13, 2013).

3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on October 14, 2009).

3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2011).

3.1(c)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on June 11, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2011).

10.1	Termination Agreement, dated September 22, 2014, between XcelMobility, Inc. and Gregory Tse (incorporated by reference to our Current Report on Form 8-K filed on September 30, 2014)

10.2	Amended and Restated Management Service Agreement, dated August 28, 2014, between XcelMobility, Inc. and Ron Strauss (incorporated by reference to our Current Report on Form 8-K filed on September 30, 2014)

10.3	Amended and Restated Management Service Agreement, dated August 28, 2014, between XcelMobility, Inc. and Renyan Ge (incorporated by reference to our Current Report on Form 8-K filed on September 30, 2014)

10.4	Amended and Restated Management Service Agreement, dated August 28, 2014, between XcelMobility, Inc. and Xili Wang (incorporated by reference to our Current Report on Form 8-K filed on September 30, 2014)

10.5	Convertible Promissory Note between Xcelmobility, Inc. and KBM Worldwide, Inc. dated August 14, 2014 (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2015)

10.6	Convertible Promissory Note between Xcelmobility, Inc. and KBM Worldwide, Inc. dated November 17, 2014 (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2015)

10.7	Mutual Settlement Agreement between XcelMobility, Inc. and the Jifu Shareholders, dated October 14, 2014 (incorporated by reference to our Current Report on Form 8-K filed on March 12, 2015)

10.8	Securities Purchase Agreement, dated May 30, 2014, by and between Hanover Holdings I, LLC and Xcelmobility, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 05, 2014).

10.9	Registration Rights Agreement, dated May 30, 2014, by and between Hanover Holdings I, LLC and Xcelmobility, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 05, 2014).

10.10	Senior Convertible Note, issued to Hanover Holdings I, LLC, dated May 30, 2014 (incorporated by reference to our Current Report on Form 8-K filed on June 05, 2014).

10.11	Warrant issued to Hanover Holdings I, LLC, dated May 30, 2014 (incorporated by reference to our Current Report on Form 8-K filed on June 05, 2014).

14.1	Code of Ethics (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2011).

63

Exhibit No.	Description

21*	CC Mobility Limited, a company incorporated under the laws of Hong Kong as a limited liability company; Shenzhen CC Power Investment Consulting Co. Ltd., a company incorporated under the laws of the People’s Republic of China; Shenzhen CC Power Corporation, a Chinese enterprise incorporated under the laws of the People’s Republic of China

23*	Consent of AWC (CPA) Limited

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Interactive Data Files

* Filed herewith.

64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XCELMOBILITY INC.
(Registrant)

Date: April 8, 2015	By:	/s/ Renyan Ge
Renyan Ge
Chief Executive Officer (Principal
Executive Officer)

Date: April 8, 2015	By:	/s/ Xili Wang
Xili Wang
Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Renyan Ge	Chief Executive
Renyan Ge	Officer and Director
	(Principal Executive Officer)	April 8, 2015

/s/ Xili Wang	Chief Financial Officer	April 8, 2015
Xili Wang	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Ronald Edward Strauss	Director	April 8, 2015
Ronald Edward Strauss

65