Form 10-Q
period 2015-03-31
XcelMobility Inc.
filed 2015-05-15
CIK 1465509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

N/A

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
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2015
Common stock, $.001 par value	250,142,503

XCELMOBILITY INC. FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on April 8, 2015.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$85,654	$159,628
Trade accounts receivable	40,336	40,144
Other receivables, net of 3,578 and 3,500 allowance for doubtful accounts	312,874	95,412
Inventory	1,691	357
Advances to suppliers	8,021	-

Total Current Assets	$448,576	$295,541

Property, Plant and Equipment, net of accumulated depreciation of $290,872 and $285,796, respectively	52,929	49,226

TOTAL ASSETS	$501,505	$344,767

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$-	$-
Other payables and accrued expenses	719,368	510,762
Other taxes payable	2,766	9,254
Deferred revenue	19,227	19,135
Convertible notes, net of debt discount	66,625	48,875
Derivative liability	439,321	693,303
Accrued interest	5,223	5,223
Advance by customers	96,469	-

Total Current Liabilities	$1,348,999	$1,286,552

Convertible notes, net of debt discount	1,017,041	974,142
Accrued interest	340,426	330,426
Total Liabilities	$2,706,466	$2,591,120

Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 234,682,756 and 207,414,781 shares issued and outstanding at March 31, 2015 and December 31, 2014	234,683	207,415
Shares unissued	549,000	1,049,000
Additional paid in capital	2,357,030	1,810,965
Accumulated deficit	(5,295,783)	(5,264,385)
Accumulated other comprehensive loss	(49,891)	(49,348)
Total Shareholders’ Equity	(2,204,961)	(2,246,353)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$501,505	$344,767

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014

Revenue	$74,371	$129

Cost of Revenue	(299)	(43)

Gross Profit	74,072	86

Operating Expenses:
Selling expense	50,149	4,905
General and administrative expense	175,393	140,930
Total Operating Expenses	225,542	145,835
Income (loss) from Operations	(151,470)	(145,749)

Other Income (Expense):
Interest income	72	16
Amortization of debt discount	(133,982)	(75,437)
Gain on derivatives	253,982	27,898

Total Other Income (Expense)	120,072	(47,523)

Income (Loss) Before Taxes	(31,398)	(193,272)
Income tax expense	-	-
	(31,398)	(193,272)
Discontinued Operation:
Income from discontinued operation	-	292,248
Net income (loss) from discontinued operation	-	292,248

Net Income (Loss)	(31,398)	98,976
Foreign currency translation adjustment	(544)	7,057
Comprehensive income (loss)	$(31,942)	$106,033

Earnings (loss) per share – Basic	$(0.0001)	$0.0014

Earnings (loss) per share – Dilutive	$(0.0001)	$0.0014

Basic weighted average number of shares outstanding	223,132,358	73,127,686

Diluted weighted average number of shares outstanding	223,132,358	77,644,969

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities:
Net income (loss)	$(31,398)	$98,976
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,706	5,744
Amortisation of debt discount	133,982	75,437
Fair value adjustment on derivative liability	(253,982)	(27,898)

Changes in assets and liabilities:
Trade accounts receivable, net	192	(432,920)
Other receivable and prepayment	(217,462)	(2,029,504)
Advances to suppliers	(8,021)	913
Inventories	(1,334)	1,165,444
Accounts payable	-	(1,540,327)
Accrued interest	10,001	20,879
Other taxes payable	(6,488)	(319)
Other payables and accrued expenses	208,606	38,429
Deferred revenue	(92)	(161)
Advance by customers	96,469	-

Net Cash Provided By (Used In) Operating Activities	(63,821)	(2,625,307)

Cash Flows from Investing Activities:
Proceeds from disposal of property, plant and equipment	-	2,365
Purchase of property, plant and equipment, net of value added tax refunds received	(9,415)	-
Net Cash Provided By (Used In) Investing Activities	(9,415)	2,365

Cash Flows from Financing Activities:
Proceeds from new bank loans obtained	-	2,272,026
Net Cash Provided By Financing Activities	-	2,272,026

Effect of Exchange Rate Changes on Cash	(738)	7,056

Net Change in Cash	(73,974)	(343,860)

Cash and Cash Equivalents at Beginning of Period	159,628	431,707

Cash and Cash Equivalents at End of Period	$85,654	$87,847

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$31,636
Cash paid during the period for income taxes	$-	$-

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

On October 1, 2014, we entered into a Settlement Agreement, Waiver and Mutual Release with Jifu. Pursuant to the Release, the parties cancelled the Stock Purchase Agreement. We have completely transferred bac k the ownership of shares of Jifu to Jifu Shareholders without any further disputation and mutual accountability. In exchange, we have agreed to deliver 1,000,000 newly issued shares of our common stock to Jifu Shareholders.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The organizational structure of the Company is as follows:

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at March 31, 2015 and for the three months ended March 31, 2015 and 2014 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2014. The Company follows the same accounting policies in the preparation of interim reports. The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP")

The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	March 31,	December 31,
	2015	2014

Total current assets	$361,608	$188,942
Total assets	421,881	236,166
Total current liabilities	944,698	801,511
Total liabilities	944,698	801,511

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

On October 1, 2014, we entered into a Settlement Agreement, Waiver and Mutual Release with Jifu. Pursuant to the Release, the parties cancelled the Stock Purchase Agreement. We have completely transferred bac k the ownership of shares of Jifu to Jifu Shareholders without any further disputation and mutual accountability. In exchange, we have agreed to deliver 1,000,000 newly issued shares of our common stock to Jifu Shareholders.

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

Accounts receivable

Accounts receivable consists of amounts due from customers. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2015 and 2014, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the three months ended March 31, 2015 and 2014. Research and development expenses amounted to $36,480 and $146,344 for the three months ended March 31, 2015 and 2014, respectively, and were included in general and administrative expense.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

March 31, 2015
Balance sheet	RMB 6.1091 to US $1.00
Statement of income and other comprehensive income	RMB 6.1358 to US $1.00

March 31, 2014
Balance sheet	RMB 6.1619 to US $1.00
Statement of income and other comprehensive income	RMB 6.1156 to US $1.00

December 31, 2014
Balance sheet	RMB 6.1384 to US $1.00
Statement of income and other comprehensive income	RMB 6.1438 to US $1.00

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

Recently Issued Accounting Pronouncements

The FASB has issued an Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).

The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities.

In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by:

-Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

-Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

-Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. For private companies and not-for-profit organizations, the ASU will be effective for annual periods beginning after December 15, 2016; and for interim periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period.

The FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.

Early adoption of the amendments is permitted for financial statements that have not been previously issued.

The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability).

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Going Concern

The Company has incurred negative operating cash flows during the three months ended March 31, 2015 and has an accumulated deficit at March 31, 2015 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of March 31, 2015, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Property and Equipment, net

Property, plant and equipment, net consist of the following:

	March 31,	December 31,
	2015	2014

Equipment	$107,860	$120,287
Office equipment	47,961	39,633
Leasehold improvements	-	8,634
Exchange rate difference	(794)	-
	155,027	168,554
Less: Accumulated depreciation	(102,098)	(119,328)
Property and equipment, net	$52,929	$49,226

During the three months ended March 31, 2015 and 2014, depreciation expense was approximately $5,706 and $5,744, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Deferred Revenue

Deferred revenue represents deferred internet accelerator license revenue over the maintenance period of one to three years for our multiple element arrangements (Note 2).

In addition, deferred revenue includes two government grants for use in research and development related. The portion of the grants that has not been spent is deferred and recognize as other income as the funds are spent on research and development related expenditures.

Deferred revenue included on the balance sheets as of March 31, 2015 and December 31, 2014 is as follow:

	March 31,	December 31,
	2015	2014
Deferred revenue:
Current	$19,227	$19,135
Non-current	-	-
Total	$19,227	$19,135

The table below sets forth the deferred revenue activities during the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014

Deferred revenue, balance at beginning of period	$19,135	$19,223
Less: government grant earned during the three months	-	-
Less: Revenue earned during the three months	-	-
Exchange rate difference	92	(161)
Deferred revenue, balance at end of period	$19,227	$19,062

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of March 31, 2015 and December 31, 2014 are as follow:

			Loan	Interest Rate	Convertible Number of	March 31,	December 31,
Lender	Date of Note	Maturity Date	Amount	(p.a.)	stock	2015	2014

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	600,000	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	400,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	600,000	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	200,000	50,000	50,000
Magna Equities II, LLC (f/k/a Hanover Holdings I, LLC)	May 30, 2014	May 30, 2016	150,000	8%	10,632,951	150,000	350,000
KBM Worldwide, Inc.	August 14, 2014	August 21, 2015	70,000	8%	4,319,104	70,000	110,000
KBM Worldwide, Inc.	November 17, 2014	November 17, 2015	61,000	8%	3,763,791	61,000	61,000
			$			$1,231,000	$1,471,000
					Less:
					Debt discount from beneficial conversion feature	147,334	447,983
						1,083,666	1,023,017

					Less:
					Current portion	66,625	48,875
					Non-current portion	$1,017,041	$974,142

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Convertible Promissory Notes- Continued

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

Interest expenses for the three months ended March 31, 2015 and 2014 were $10,000 and $13,125 respectively.

Amortization of the beneficial conversion feature for the three months ended March 31, 2015 and 2014 were $133,982 and $75,437 respectively.

Except for the convertible promissory note of the $350,000 issued to Hanover Holdings I, LLC on May 30, 2014, and the $110,000 and $61,000 issued to KBM Worldwide, Inc. on August 14, 2014 and November 17, 2014 respectively, all the convertible promissory notes (the “Notes”) are convertible upon the occurrence of the following events:

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

The fair value of the embedded conversion feature of these notes as at March 31, 2015 and December 31, 2014 was $439,321 and $693,303, respectively.

The fair value of the convertible notes was calculated using the Black-Scholes model with the following assumptions: expected life of 0.5-2 years, expected dividend rate of 0%, volatility of 246.8% and interest rate at 0.14%-0.26%.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015:

	Fair Value Measurements at March 31, 2015
	Quoted Prices In Active Markets for	Significant Other	Significant Unobservable	Total Carrying
	Identical Assets	Observable Inputs	Inputs	Value as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	March 31, 2015

Derivative warrant instruments	-	-	439,321	439,321

Total	-	-	439,321	439,321

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Income Tax

We are subject to income tax in the United States, Hong Kong and PRC.

The Company’s subsidiaries, CC Power and CC Investment are incorporated in PRC and are subjected to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws (“EIT Law”). The subsidiaries locate in Shenzhen, a special economic region, where companies are allowed to gradually phase into the 25% statutory tax rate. For 2015 and 2014, the statutory income tax rate is 25%. The open tax years in PRC are 2010-2015.

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the three months ended March 31, 2015 and 2014. The open tax year for CC Mobility in Hong Kong are 2012-2015.

The Company has no income tax expense for the three months ended March 31, 2015 and 2014 because it has not net assessable income.

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

The following table sets forth the components of deferred income taxes as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating (profit)/losses - U.S.	$(85,838)	$2,319,834
Net operating losses - PRC and Hong Kong	117,236	276,836
Deferred revenue	-	-
	31,398	2,596,670
Valuation allowance	(31,398)	(2,596,670)
Deferred tax assets, net	$-	$-

As of March 31, 2015, the Company has net operating losses carry forward of $2,780,057 in the U.S. and $1,180,658 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2013, respectively. We provided for a full valuation allowance against the deferred tax assets of $31,398 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The change in valuation allowance for the three months ended March 31, 2015 and 2014 was a decrease of $2,565,272 and decrease of $1,111,642, respectively.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the three months ended March 31, 2015 and 2014.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $10,107 and $17,101 for the three months ended March 31, 2015 and 2014, respectively.

9. Earnings (loss) per share

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

	For The Three Months Ended
	March 31,
	2015	2014

Net income (loss) available for common shareholders – basic	$(31,398)	$98,976
Interest expense on convertible notes	10,000	13,125
Net income (loss) available for common shareholders - diluted	$(21,398)	$112,101

Weighted average outstanding shares of common stock – basic	223,132,358	73,127,686
Dilutive shares:
Conversion of convertible notes payable	-	4,517,283

Weighted average outstanding shares of common stock – diluted	223,132,358	77,644,969

Earnings (loss) per share – basic	$(0,0001)	$0.0014

Earnings (loss) per share – diluted	$(0,0001)	$0.0014

Since the company is suffering losses, the dilutive loss per share is equal to the basic loss per share for the three months ended March 31, 2015, because the convertible notes are anti-dilutive.

10. Commitments and Contingencies

Operating commitments:

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under operating lease are as follows:

2015	$107,686
Thereafter	188,450
Total minimum payment	$296,136

The Company incurred rental expenses of $23,600 and $39,489 for the three months ended March 31, 2015 and 2014, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended
	March 31,
	2015	2014

Customer A	-	99.98%
Customer B	-	-
Customer C	-	-
Customer D	-	-

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

13. Subsequent Events

The Company has evaluated all other subsequent events through May 14, 2015, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

On July 5, 2011, we entered into a voluntary share exchange agreement (the “Exchange Agreement”) with Shenzhen CC Power Corporation (“CC Power”), a company organized under the laws of the People’s Republic of China (PRC), CC Mobility Limited (“CC Mobility”), a company organized under the laws of Hong Kong, and the shareholders of CC Mobility. As a result of the Exchange Transaction, CC Mobility became our wholly-owned subsidiary and we control the business and operations of CC Power.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed on April 8, 2015.

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue

Our revenue for the three months ended March 31, 2015 totaled $74,371 compared to $129 for the three months ended March 31, 2014. This increase in revenue was primarily due to removal of Jifu for the period of March 31, 2014 and inclusive of Silvercreek for the period of March 31, 2015.

Cost of revenue

Cost of revenue for the three months ended March 31, 2015 totaled $299 compared to $43 for the three months ended March 31, 2014. This increase in cost of revenue was primarily due to increasing of revenue.

Gross profit

Gross profit for the three months ended March 31, 2015 was $74,072 compared to $86 for the three months ended March 31, 2014. This increase in gross profit was primarily due to increasing of revenue.

Operating Expenses

Our operating expenses for the three months ended March 31, 2015 was $225,542 compared to $145,835 for the three months ended March 31, 2014. These expenses comprise of selling expenses of $50,149 and general & administrative expenses of $175,393 for the three months ended March 31, 2015, while the selling expenses and general & administrative expenses for the three months ended March 31, 2014 were $4,905 and $140,930 respectively. This increase in operating expenses was primarily due to expansion of business.

Other Income (expense)

Other income (expense) for the three months ended March 31, 2015 was $120,072 compared to ($47,523) for the three months ended March 31, 2014. This increase in other income was primarily due to fair value gain on convertible notes.

Net income (loss)

Our net (loss) was ($31,398) for the three months ended March 31, 2015, compared to net income of $98,976 for the three months ended March 31, 2014. The change from net income to net loss was primarily due to removal of Jifu.

Comprehensive income (loss)

Our comprehensive (loss) was ($31,942) for the three months ended March 31, 2015 compared to $106,033 for the three months ended March 31, 2014. The change from comprehensive income to comprehensive loss was primarily due to removal of Jifu.

Liquidity and Capital Resources

Overview

As of March 31, 2015, we had cash and equivalents on hand of $85,654 and net current assets of $448,576. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through December 31, 2015. To meet our future development plan, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness might result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations activities. Moreover, financing may not be available in amounts or on terms acceptable to us, if at all. Our capability to raise adequate additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities for the three months ended March 31, 2015 was ($64,022) compared to net cash provided by (used in) operating activities of ($2,625,307) for the three months ended March 31, 2014.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities for the three months ended March 31, 2015 was (9,415) compared to net cash used in investing activities for the three months ended March 31, 2014 of ($2,365).

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $Nil compared to $2,272,026 in cash provided by financing activities for the three months ended March 31, 2014.

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

Considering the RMB balance of our cash as of March 31, 2015, which amounted to US$50,666 a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$507 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

XCELMOBILITY INC.

Dated: May 14, 2015	/s/ Xili Wang
By: Xili Wang
Its: Chief Financial Officer and Secretary (Principal Financial
Officer and Principal Accounting Officer)

