Form 10-Q
period 2015-06-30
XcelMobility Inc.
filed 2015-08-17
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting
		(Do not check if smaller	company
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2015
Common stock, $.001 par value	289,820,346

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$190,589	$159,628
Trade accounts receivable	40,338	40,144
Other receivables, net of 3,578 and 3,500 allowance for doubtful accounts	295,616	95,412
Inventory	36,635	357
Advances to suppliers	18,513	-
Prepaid VAT	3,189	-
Total Current Assets	$584,880	$295,541

Property, Plant and Equipment, net of accumulated depreciation of $108,407 and $119,328, respectively	73,876	49,226

TOTAL ASSETS	$658,756	$344,767

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$-	$-
Other payables and accrued expenses	1,166,561	510,762
Other taxes payable	-	9,254
Deferred revenue	-	19,135
Convertible notes, net of debt discount	-	48,875
Derivative liability	69,800	693,303
Accrued interest	5,223	5,223

Total Current Liabilities	$1,241,584	$1,286,552

Convertible notes, net of debt discount	970,336	974,142
Accrued interest	350,426	330,426
Total Liabilities	$2,562,346	$2,591,120

Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 270,561,731 and 207,414,781 shares issued and outstanding at June 30, 2015 and December 31, 2014	270,562	207,415
Shares unissued	549,000	1,049,000
Additional paid in capital	2,463,572	1,810,965
Accumulated deficit	(5,112,043)	(5,264,385)
Accumulated other comprehensive loss	(74,681)	(49,348)
Total Shareholders’ Equity	(1,903,590)	(2,246,353)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$658,756	$344,767

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$92,626	$629,448	$166,997	$1,473,976

Cost of Revenue	75,321	93,445	75,620	228,297
Gross Profit	17,305	536,003	91,377	1,245,679

Operating Expenses:
Selling expense	63,763	9,307	113,912	44,324
General and administrative expense	138,184	386,837	313,577	905,958
Total Operating Expenses	201,947	396,144	427,489	950,282
Income (loss) from Operations	(184,642)	139,859	(336,112)	295,397

Other Income (Expense):
Interest income	3	82	75	82
Interest expense	-	(5,550)	-	(26,250)
Gain (loss) on derivative	381,029	(129,411)	635,011	(101,513)
Amortization of debt discount	(9,545)	(83,579)	(143,528)	(159,015)
Other income (expense)	(369)	43,699	(369)	66,312
Total Other Income (Expense)	371,118	(174,759)	491,189	(220,384)
Income (loss) Before Taxes	186,476	(34,900)	155,077	75,013
Income tax expense	-	-	-	-
Net Income (Loss)	186,476	(34,900)	155,077	75,013
Foreign currency translation adjustment	(25,877)	2,742	(25,333)	9,799
Comprehensive (loss) income	160,599	(32,158)	129,744	84,812

Basic income (loss) per share:	$0.00	$(0.00)	$0.00	$0.00

Diluted income (loss) per share:	$0.00	$(0.00)	$0.00	$0.00

Basic weighted average number of shares outstanding	239,346,889	73,666,997	239,346,889	73,398,831

Diluted weighted average number of shares outstanding	239,346,889	73,666,997	239,346,889	86,238,476

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$155,077	$75,013
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	12,014	10,675
Amortization of debt discount	143,528	159,015
Fair value adjustment on derivative liability	(635,011)	101,513

Changes in assets and liabilities:
Trade accounts receivable, net	(194)	(565,330)
Other receivables and prepayment	(200,204)	74,581
Advances to suppliers	(8,185)	913
Inventory	(36,278)	1,167,334
Prepaid VAT	(3,189)	-
Prepayment	(10,328)	-
Accounts payable	-	(1,541,950)
Accrued interest	-	80,597
Other taxes payable	(9,254)	(318)
Other payables and accrued expenses	655,800	(22,514)
Deferred revenue	(19,135)	(140)

Net Cash Used In Operating Activities	44,642	(460,611)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(36,671)	(158)

Net Cash Used In Investing Activities	(36,671)	(158)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	-	200,000
Net Cash Provided By Financing Activities	-	200,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	22,991	11,446

Net Change in Cash and Cash Equivalents	30,961	(249,323)

Cash and Cash Equivalents at Beginning of Period	159,628	431,707
Cash and Cash Equivalents at End of Period	$190,589	$182,384

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$26,250
Cash paid during the period for income taxes	$-	$-

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at June 30, 2015 and for the six months ended June 30, 2015 and 2014 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2014. The Company follows the same accounting policies in the preparation of interim reports. The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP")

The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2015	2014

Total current assets	$394,029	$188,942
Total assets	467,737	236,166
Total current liabilities	897,924	801,511
Total liabilities	897,924	801,511

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

Accounts receivable

Accounts receivable consists of amounts due from customers. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2015 and 2014, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the six months ended June 30, 2015 and 2014. Research and development expenses amounted to $36,480 and $193,795 for the six months ended June 30, 2015 and 2014, respectively, and were included in general and administrative expense.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2015
Balance sheet	RMB 6.1088 to US $1.00
Statement of income and other comprehensive income	RMB 6.1254 to US $1.00

June 30, 2014
Balance sheet	RMB 6.1552 to US $1.00
Statement of income and other comprehensive income	RMB 6.1397 to US $1.00

December 31, 2014
Balance sheet	RMB 6.1384 to US $1.00
Statement of income and other comprehensive income	RMB 6.1438 to US $1.00

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The FASB has issued Accounting Standards Update (ASU) No, 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.

Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.

The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.

An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.

The amendments more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. Going Concern

The Company has incurred negative operating cash flows during the six months ended June 30, 2015 and has an accumulated deficit at June 30, 2015 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of June 30, 2015, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Property and Equipment, net

Property, plant and equipment, net consist of the following:

	June 30,	December 31,
	2015	2014

Equipment	$135,114	$120,287
Office equipment	47,963	39,633
Leasehold improvements	-	8,634
Exchange rate difference	(794)	-
	182,283	168,554
Less: Accumulated depreciation	(108,407)	(119,328)
Property and equipment, net	$73,876	$49,226

During the six months ended June 30, 2015 and 2014, depreciation expense was approximately $12,014 and $10,317, respectively.

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

Deferred revenue included on the balance sheets as of June 30, 2015 and December 31, 2014 is as follow:

	June 30,	December 31,
	2015	2014
Deferred revenue:
Current	$-	$19,135
Non-current	-	-
Total	$-	$19,135

The table below sets forth the deferred revenue activities during the six months ended June 30, 2015 and 2014:

	For the six months ended June 30,
	2015	2014

Deferred revenue, balance at beginning of period	$19,135	$19,223
Less: government grant earned during the period	-	-
Less: Revenue earned during the period	(19,135)	-
Exchange rate difference	-	(161)
Deferred revenue, balance at end of period	$-	$19,062

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of June 30, 2015 and December 31, 2014 are as follow:

Lender	Date of Note	Maturity Date	Loan Amount	Interest Rate (p.a.)	Convertible Number of stock	June 30, 2015	December 31, 2014

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	600,000	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	400,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	600,000	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	200,000	50,000	50,000
Magna Equities II, LLC (f/k/a Hanover Holdings I, LLC)	May 30, 2014	May 30, 2016	150,000	8%	10,632,951	-	350,000
KBM Worldwide, Inc.	August 14, 2014	August 21, 2015	70,000	8%	4,319,104	-	110,000
KBM Worldwide, Inc.	November 17, 2014	November 17, 2015	61,000	8%	3,763,791	-	61,000
			$			$950,000	$1,471,000
					Less:
					Debt discount from beneficial conversion feature	(20,336)	447,983
						970,336	1,023,017

					Less:
					Current portion	-	48,875
					Non-current portion	$970,336	$974,142

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Convertible Promissory Notes- Continued

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

Interest expense for the three months ended June 30, 2015 and 2014 was $10,000 and $13,043, respectively. Interest expense for the six months ended June 30, 2015 and 2014 was $20,000 and $26,168, respectively.

Amortization of the beneficial conversion feature for the six months ended June 30, 2015 and 2014 were $143,528 and $159,015 respectively.

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The fair value of the embedded conversion feature of these notes as at June 30, 2015 and December 31, 2014 was $635,011 and $693,303, respectively.

The fair value of the convertible notes was calculated using the Black-Scholes model with the following assumptions: expected life of 0.5-2 years, expected dividend rate of 0%, volatility of 246.8% and interest rate at 0.14%-0.26%.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015:

	Fair Value Measurements at June 30, 2015
	Quoted Prices In		Significant
	Active Markets for	Significant Other	Unobservable	Total Carrying
	Identical Assets	Observable Inputs	Inputs	Value as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	June 30, 2015

Derivative warrant instruments	-	-	69,800	69,800

Total	-	-	69,800	69,800

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

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the six months ended June 30, 2015 and 2014. The open tax year for CC Mobility in Hong Kong are 2012-2015.

The Company has no income tax expense for the six months ended June 30, 2015 and 2014 because it has not net assessable income.

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

The following table sets forth the components of deferred income taxes as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Deferred tax assets:
Net operating (profit)/losses - U.S.	$(422,850)	$2,319,834
Net operating losses - PRC and Hong Kong	270,509	276,836
Deferred revenue	-	-
	152,341	2,596,670
Valuation allowance	(152,341)	(2,596,670)
Deferred tax assets, net	$-	$-

As of June 30, 2015, the Company has net operating losses carry forward of $3,686,926 in the U.S. and $167,597 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2013, respectively. We provided for a full valuation allowance against the deferred tax assets of $31,398 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the six months ended June 30, 2015 and 2014.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $3,642 and $32,092 for the three months ended June 30, 2015 and 2014, respectively. The compensation expense related to this plan was $13,749 and $49,193 for the six months ended June 30, 2015 and 2014, respectively.

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

	For The Six Months Ended
	June 30,
	2015	2014

Net income (loss) available for common shareholders – basic	$155,078	$(31,398)
Interest expense on convertible notes	20,000	10,000
Net income (loss) available for common shareholders - diluted	$175,078	$(21,398)

Weighted average outstanding shares of common stock – basic	239,346,889	223,132,358
Dilutive shares:
Conversion of convertible notes payable	-	-

Weighted average outstanding shares of common stock – diluted	239,346,889	223,132,358

Earnings (loss) per share – basic	$0,0007	$(0,0001)

Earnings (loss) per share – diluted	$0,0007	$(0,0001)

Since the company is suffering losses, the dilutive loss per share is equal to the basic loss per share for the six months ended June 30, 2015, because the convertible notes are anti-dilutive.

10. Commitments and Contingencies

Operating commitments:

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under operating lease are as follows:

2015	$107,868
Thereafter	80,901
Total minimum payment	$188,769

The Company incurred rental expenses of $53,168 and $81,624 for the six months ended June 30, 2015 and 2014, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Customer A	-	83%	-	90%
Customer B	-	-	-	-
Customer C	-	-	-	-
Customer D	-	-	-	-

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

13. Subsequent Events

The Company has evaluated all other subsequent events through August 14, 2015, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Overview

We were incorporated in the state of Nevada on December 27, 2007 under the name “Advanced Messaging Solutions, Inc.” On March 29, 2011, we amended our Articles of Incorporation to change our name from “Advanced Messaging Solutions, Inc.” to “XcelMobility Inc.” and we effected a 35-for-1 forward stock split of all of our issued and outstanding shares of common stock. On June 11, 2014, we increased the total number of authorized shares of common stock to 400,000,000. On July 9, 2015, the board of directors of the Company approved a new class of preferred stock of the Company, to be known as Series A Convertible Preferred Stock.

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

On April 3, 2015, a joint announcement of the Ministry of Finance, the Ministry of Public Security, the State Administration for Industry and Commerce, the Ministry of Industry and Information Technology, the Ministry of Civil Affairs, the People's Bank of China, the General Administration of Sport of China and the China Banking Regulatory Commission was made. Eight Government Bureau and Departments jointly announced to prohibit any unauthorized online lottery sales. Online lottery sales must be officially approved by the Ministry of Finance. Certain regulations and rules over online lottery sales are being studied. Shenzhen CC Power Corporation is closely monitoring development of such online lottery regulations and rules and we will submit an application to the Ministry of Finance once the regulations and rules are available. During the haul of online lottery business, the Company will use its all resources to develop related technical service and data analysis service to other companies. The Company will also develop an visual analytical tools for all users, we expect such development may create better source of revenue in the future.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed on April 8, 2015.

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenue

Our revenue for the three months ended June 30, 2015 totaled $92,626 compared to $629,448 for the three months ended June 30, 2014. This decrease in revenue was primarily due to the restructuring of business activities.

Cost of revenue

Cost of revenue for the three months ended June 30, 2015 totaled $75,321 compared to $93,445 for the three months ended June 30, 2014.

Gross profit

Gross profit for the three months ended June 30, 2015 was $17,305 compared to $536,003 for the three months ended June 30, 2014. This decrease in gross profit was primarily due to the restructuring of business activities.

Operating Expenses

Our operating expenses for the three months ended June 30, 2015 was $201,947 compared to $396,144 for the three months ended June 30, 2014. These expenses comprise of selling expenses of $63,763 and general & administrative expenses of $138,184 for the three months ended June 30, 2015, while the selling expenses and general & administrative expenses for the three months ended June 30, 2014 were $9,307 and $386,837 respectively.

Other Income (expense)

Other income (expense) for the three months ended June 30, 2015 was $371,118 compared to ($174,759) for the three months ended June 30, 2014.

Net income (loss)

Our net (loss) was $186,476 for the three months ended June 30, 2015, compared to net (loss) of ($34,900) for the three months ended June 30, 2014.

Comprehensive income (loss)

Our comprehensive (loss) was $160,599 for the three months ended June 30, 2015 compared to ($32,158) for the three months ended June 30, 2014.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenue

Our revenue for the six months ended June 30, 2015 totaled $166,997 compared to $1,473,976 for the six months ended June 30, 2014. This decrease in revenue was primarily due to the restructuring of business activities.

Cost of revenue

Cost of revenue for the six months ended June 30, 2015 totaled $75,620 compared to $228,297 for the six months ended June 30, 2014.

Gross profit

Gross profit for the six months ended June 30, 2015 was $91,377 compared to $1,245,679 for the six months ended June 30, 2014. This decrease in gross profit was primarily due to the restructuring of business activities.

Operating Expenses

Our operating expenses for the six months ended June 30, 2015 was $427,489 compared to $950,282 for the six months ended June 30, 2014. These expenses comprise of selling expenses of $113,912 and general & administrative expenses of $313,577 for the six months ended June 30, 2015, while the selling expenses and general & administrative expenses for the six months ended June 30, 2014 were $44,324 and $905,958 respectively.

Other Income (expense)

Other income (expense) for the six months ended June 30, 2015 was $491,189 compared to ($220,384) for the six months ended June 30, 2014.

Net income (loss)

Our net (loss) was $155,077 for the six months ended June 30, 2015, compared to net income of $75,013 for the six months ended June 30, 2014.

Comprehensive income (loss)

Our comprehensive (loss) was $129,744 for the six months ended June 30, 2015 compared to comprehensive income of $84,812 for the six months ended June 30, 2014.

Liquidity and Capital Resources

Overview

As of June 30, 2015, we had cash and equivalents on hand of $190,589 and net current assets of ($656,704). We believe that our cash on hand and working capital will be insufficient to meet our anticipated cash requirements through December 31, 2015. To meet our future development plan, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness might result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations activities. Moreover, financing may not be available in amounts or on terms acceptable to us, if at all. Our capability to raise adequate additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

As of June 30, 2015, we have outstanding indebtedness pursuant to convertible notes issued to various accredited investors in the aggregate principal amount of $446,000. During the quarterly period ended June 30, 2015, an aggregate of $206,000 of outstanding indebtedness pursuant to convertible notes was converted into shares of our common stock.

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

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities for the six months ended June 30, 2015 was $44,642 compared to net cash provided by (used in) operating activities of ($460,611) for the six months ended June 30, 2014.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities for the six months ended June 30, 2015 was $36,671 compared to net cash used in investing activities for the six months ended June 30, 2014 of ($158).

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $nil compared to $200,000 in cash provided by financing activities for the six months ended June 30, 2014.

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

Considering the RMB balance of our cash as of June 30, 2015, which amounted to US$190,589 a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$19,059 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

XCELMOBILITY INC.

Dated: August 17, 2015	/s/ Xili Wang
By: Xili Wang
Its: Chief Financial Officer and Secretary (Principal Financial
Officer and Principal Accounting Officer)

