Form 10-Q
period 2015-09-30
XcelMobility Inc.
filed 2015-11-20
CIK 1465509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 11, 2015
Common stock, $.001 par value	304,117,697

XCELMOBILITY INC. FORM 10-Q

INDEX

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	5
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2015 and 2014 (unaudited )	6
Condensed Consolidated Statement of Cash Flows for the Nine and Three Months Ended September 30, 2015 and 2014 (unaudited)	7
Notes to Unaudited Consolidated Condensed Financial Statements	8-29

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	30
Item 3. Qualitative and Quantitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Mine Safety Disclosures	36
Item 5. Other Information	36
Item 6. Exhibits	36
Signatures	37

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	5

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited )	7

Notes to Unaudited Consolidated Condensed Financial Statements	8-29

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$35,674	$159,628
Trade accounts receivable	20,794	40,144
Other receivables, net of nil and 3,500 allowance for doubtful accounts	264	95,412
Inventory	62,226	357
Advances to suppliers	3,059	-
Prepaid VAT	6,412	-
Total Current Assets	$128,429	$295,541

Property, Plant and Equipment, net of accumulated depreciation of $108,407 and $119,328, respectively	76,431	49,226

TOTAL ASSETS	$204,860	$344,767

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$92,720	$-
Other payables and accrued expenses	1,067,292	510,762
Other taxes payable	72,177	9,254
Deferred revenue	-	19,135
Convertible notes, net of debt discount	9,646	48,875
Derivative liability	384,293	693,303
Accrued interest	-	5,223

Total Current Liabilities	$1,626,128	$1,286,552
	0
Convertible notes, net of debt discount	962,500	974,142
Accrued interest	338,325	330,426
Total Liabilities	$2,926,953	$2,591,120

Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014		-
Common stock, $0.001 par value, 400,000,000 shares authorized; 304,117,697 and 207,414,781 shares issued and outstanding at September 30, 2015 and December 31, 2014	304,118	207,415
Shares unissued	486,500	1,049,000
Additional paid in capital	2,492,598	1,810,965
Accumulated deficit	(5,614,990)	(5,264,385)
Accumulated other comprehensive loss	(390,319)	(49,348)
Total Shareholders’ Equity	(2,722,093)	(2,246,353)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$204,860	$344,767

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$83,286	$298,581	$250,283	$1,772,556

Cost of Revenue	97,854	137,542	173,475	365,828
Gross Profit	(14,569)	161,039	76,808	1,406,728

Operating Expenses:
Selling expense	73,338	5,774	187,250	50,098
General and administrative expense	227,741	178,354	542,446	1,084,312
Total Operating Expenses	301,079	184,128	729,696	1,134,410
Income (loss) from Operations	(315,648)	(23,089)	(652,888)	272,318

Other Income (Expense):
Interest income	149	35	224	117
Interest expense	(760)	(21,751)	(1,128)	(48,000)
Gain (loss) on derivative	(320,518)	(68,467)	314,493	(169,980)
Amortization of debt discount	131,093	(163,143)	(12,435)	(322,159)
Other income (expense)	-	-	-	66,247
Total Other Income (Expense)	(190,036)	(253,326)	301,154	(473,775)
Income (loss) Before Taxes	(505,684)	(276,415)	(351,734)	(201,457)
Income tax expense	-	-	-	-
Net Income (Loss)	(505,684)	(276,415)	(351,734)	(201,457)
Foreign currency translation adjustment	(315,637)	(316)	340,971	10,115
Comprehensive (loss) income	(821,321)	(276,099)	10,763	(191,342)

Basic income (loss) per share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted income (loss) per share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	253,896,191	79,794,261	253,896,191	75,554,068

Diluted weighted average number of shares outstanding	253,896,191	79,794,261	253,896,191	75,554,068

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$(350,605)	$(201,457)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	13,787	14,390
Amortization of debt discount	12,435	322,159
Fair value adjustment on derivative liability	(314,493)	169,980
Changes in assets and liabilities:
Trade accounts receivable, net	19,350	(911,400)
Other receivables and prepayment	88,736	(110,003)
Advances to suppliers	(3,059)	913
Inventory	(61,869)	1,300,438
Accounts payable	92,720	(1,541,578)
Accrued interest	2,676	80,601
Other taxes payable	(6,412)	(319)
Other payables and accrued expenses	(260,958)	432,908
Deferred revenue	(19,135)	(135)

Net Cash Used In Operating Activities	(786,827)	(443,503)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(40,992)	-
Net Cash Used In Investing Activities	(40,992)	-

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	65,000	200,000
Net Cash Provided By Financing Activities	65,000	200,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	638,865	11,452

Net Change in Cash and Cash Equivalents	(123,954)	(232,051)

Cash and Cash Equivalents at Beginning of Period	159,628	431,707
Cash and Cash Equivalents at End of Period	$35,674	$199,656

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$47,883
Cash received during the period for interest	$224	$-
Cash paid during the period for income taxes	$-	$-

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at September 30, 2015 and for the nine months ended September 30, 2015 and 2014 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2014. The Company follows the same accounting policies in the preparation of interim reports. The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP")

The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	September 30,	December 31,
	2015	2014

Total current assets	$1,021,034	$188,942
Total assets	1,103,202	236,166
Total current liabilities	726,647	801,511
Total liabilities	726,647	801,511

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts receivable

Accounts receivable consists of amounts due from customers. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30 2015 and 2014, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed , were not material to our consolidated financial statements for the nine months ended September 30, 2015 and 2014. Research and development expenses amounted to $193,795 and $96,840 for the nine months ended September 30, 2015 and 2014, respectively, and were included in general and administrative expense.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2015
Balance sheet	RMB 6.3561 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.3568 to US $1.00

September 30, 2014
Balance sheet	RMB 6.1534 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.1457 to US $1.00

December 31, 2014
Balance sheet	RMB 6.1384 to US $1.00
Statement of income and other comprehensive income	RMB 6.1438 to US $1.00

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

3. Going Concern

The Company has incurred negative operating cash flows during the nine months ended September 30, 2015 and has an accumulated deficit at September 30, 2015 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of September 30, 2015, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Property and Equipment, net

Property, plant and equipment, net consist of the following:

	September 30,	December 31,
	2015	2014

Equipment	$152,182	$120,287
Office equipment	39,633	39,633
Leasehold improvements	8,634	8,634
Exchange rate difference	-	-
	200,449	168,554
Less: Accumulated depreciation	(124,018)	(119,328)
Property and equipment, net	$76,431	$49,226

The depreciation expense was $4,073 and $6,966 for the three months ended September 30, 2015 and 2014, respectively. The depreciation expense was $14,390 and $14,375 for the nine months ended September 30, 2015 and 2014, respectively.

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

Deferred revenue included on the balance sheets as of September 30, 2015 and December 31, 2014 is as follow:

	September 30,	December 31,
	2015	2014
Deferred revenue:
Current	$-	$19,135
Non-current	-	-
Total	$-	$19,135

The table below sets forth the deferred revenue activities during the nine months ended September 30, 2015 and 2014:

	For the nine months ended September 30,
	2015	2014

Deferred revenue, balance at beginning of period	$19,135	$19,223
Less: government grant earned during the three months	-	-
Less: Revenue earned during the three months	(19,135)	-
Exchange rate difference	-	(135)
Deferred revenue, balance at end of period	$-	$19,088

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of September 30, 2015 and December 31, 2014 are as follow:

Lender	Date of Note	Maturity Date	Loan Amount	Interest Rate (p.a.)	Convertible Number of stock	September 30, 2015	December 31, 2014

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	600,000	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	400,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	600,000	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	200,000	50,000	50,000
Magna Equities II, LLC (f/k/a Hanover Holdings I, LLC)	May 30, 2014	May 30, 2016	150,000	8%	10,632,951	-	350,000
KBM Worldwide, Inc.	August 14, 2014	August 21, 2015	70,000	8%	4,319,104	-	110,000
KBM Worldwide, Inc.	November 17, 2014	November 17, 2015	61,000	8%	3,763,791	-	61,000
						$950,000	$1,471,000
					Less:
					Debt discount from beneficial conversion feature	(22,146)	447,983
						972,146	1,023,017
					Less:
					Current portion	9,646	48,875
					Non-current portion	$962,500	$974,142

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Convertible Promissory Notes- Continued

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

Interest expense for the three months ended September 30, 2015 and 2014 was $760 and $21,751, respectively. Interest expense for the nine months ended September 30, 2015 and 2014 was $1,128 and $48,000, respectively.

Amortization of the beneficial conversion feature for the nine months ended September 30, 2015 and 2014 were $12,435 and $322,159 respectively.

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

The fair value of the embedded conversion feature of these notes as at September 30, 2015 and December 31, 2014 was $384,293 and $693,303, respectively.

The fair value of the convertible notes was calculated using the Black-Scholes model with the following assumptions: expected life of 0.5-2 years, expected dividend rate of 0%, volatility of 246.8% and interest rate at 0.14%-0.26%.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015:

	Fair Value Measurements at September 30, 2015
	Quoted Prices In		Significant
	Active Markets for	Significant Other	Unobservable	Total Carrying
	Identical Assets	Observable Inputs	Inputs	Value as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	September 30, 2015

Derivative warrant instruments	-	-	384,293	384,293

Total	-	-	384,293	384,293

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

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the nine months ended September 30, 2015 and 2014. The open tax year for CC Mobility in Hong Kong are 2012-2014.

The Company has no income tax expense for the nine months ended September 30, 2015 and 2014 because it has not net assessable income.

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

The following table sets forth the components of deferred income taxes as of September 30, 2015 and December 31, 2014:

	September 30,,	December 31,
	2015	2014
Deferred tax assets:
Net operating losses - U.S.	$257,181	$2,319,834
Net operating losses - PRC and Hong Kong	395,482	276,836
Deferred revenue	-	-
	652,663	2,596,670
Valuation allowance	(652,663)	(2,596,670)
Deferred tax assets, net	$-	$-

As of September 30, 2015, the Company has net operating losses carry forward of $3,776,490 in the U.S. and $167,597 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2014, respectively. We provided for a full valuation allowance against the deferred tax assets of $31,398 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the nine months ended September 30, 2015 and 2014.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $5,442 and $25,970 for the three months ended September 30, 2015 and 2014, respectively. The compensation expense related to this plan was $20,623 and $75,163 for the nine months ended September 30, 2015 and 2014, respectively.

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

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net (loss) income available for common shareholders - basic	$(505,684)	(276,415)	(351,734)	(201,457)
Interest expense on convertible notes	760	21,751	1,128	48,000

Net (loss) income available for common shareholders - diluted	$(504,924)	$(254,664)	$(350,606)	$(153,457)

Weighted average outstanding shares of common stock – basic and diluted	253,896,191	79,794,261	253,896,191	75,554,068
Dilutive shares:
Conversion of convertible notes payable and warrants	-	-	-	-
Weighted average outstanding shares of common stock – basic and diluted	253,896,191	79,794,261	253,896,191	75,554,068

Loss per share - basic:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Loss per share - basic:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Since the company is suffering losses, the dilutive loss per share is equal to the basic loss per share for the three and nine months ended September 30, 2015 and 2014, because the convertible notes are anti-dilutive.

12. Commitments and Contingencies

Operating commitments:

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms.

2015	$77,442
Thereafter	80,901
Total minimum payment	$158,343

The Company incurred rental expenses of $91,278 and $91,278 for the nine months ended September 30, 2015 and 2014, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Customer A	-	99%	-	90%
Customer B	-	-	-	-
Customer C	-	-	-	-
Customer D	-	-	-	-

* Constitutes less than 10% of the Company’s gross sales.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

11. Operating Risk

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

12. Subsequent Events

The Company has evaluated all other subsequent events through November 16, 2015, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Overview

We were incorporated in the state of Nevada on December 27, 2007 under the name “Advanced Messaging Solutions, Inc.” On March 29, 2011, we amended our Articles of Incorporation to change our name from “Advanced Messaging Solutions, Inc.” to “XcelMobility Inc.” and we effected a 35-for-1 forward stock split of all of our issued and outstanding shares of common stock. On June 11, 2014, we increased the total number of authorized shares of common stock to 400,000,000. On July 9, 2015, the board of directors of the Company approved a new class of preferred stock of the Company, to be known as Series A Convertible Preferred Stock. We are authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock shall be entitled to the number of votes equal to 51% of the total number of votes entitled to be cast on any matters requiring a stockholder vote. The shares of Series A Convertible Preferred Stock are convertible at a one to one ratio into shares of common stock. On August 12, 2015, we issued 2,500,000 shares of Series A Convertible Preferred Stock to Ronald Strauss, our Chairman, and 2,500,000 shares of Series A Convertible Preferred Stock to Renyan Ge, our Chief Executive Officer, as compensation for services rendered. On September 18, 2015, we further amended our Articles of Incorporation to increase our authorized shares of common stock from 400,000,000 to 800,000,000 shares.

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

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenue

Our revenue for the three months ended September 30, 2015 totaled $83,286 compared to $298,581 for the three months ended September 30, 2014. This decrease in revenue was primarily due to the restructuring of business activities.

Cost of revenue

Cost of revenue for the three months ended September 30, 2015 totaled $97,854 compared to $137,542 for the three months ended September 30, 2014.

Gross profit

Gross profit for the three months ended September 30, 2015 was ($14,569) compared to $137,542 for the three months ended September 30, 2014.

Operating Expenses

Our operating expenses for the three months ended September 30, 2015 was $301,079 compared to $184,128 for the three months ended September 30, 2014. These expenses comprise of selling expenses of $73,338 and general & administrative expenses of $227,741 for the three months ended September 30, 2015, while the selling expenses and general & administrative expenses for the three months ended September 30, 2014 were $5,774 and $178,354 respectively.

Other Income (expense)

Other income (expense) for the three months ended September 30, 2015 was ($190,036) compared to ($253,326) for the three months ended September 30, 2014.

Net income (loss)

Our net (loss) was ($505,684) for the three months ended September 30, 2015, compared to net (loss) of ($276,415) for the three months ended September 30, 2014.

Comprehensive income (loss)

Our comprehensive (loss) was ($821,321) for the three months ended September 30, 2015 compared to ($276,099) for the three months ended September 30, 2014.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenue

Our revenue for the nine months ended September 30, 2015 totaled $250,283 compared to $1,772,556 for the nine months ended September 30, 2014.

Cost of revenue

Cost of revenue for the nine months ended September 30, 2015 totaled $173,475 compared to $365,828 for the nine months ended September 30, 2014.

Gross profit

Gross profit for the nine months ended September 30, 2015 was $76,808 compared to $1,406,728 for the nine months ended September 30, 2014.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2015 was $729,696 compared to $1,134,410 for the nine months ended September 30, 2014. These expenses comprise of selling expenses of $187,250 and general & administrative expenses of $542,446 for the nine months ended September 30, 2015, while the selling expenses and general & administrative expenses for the nine months ended September 30, 2014 were $50,098 and $1,084,312 respectively.

Other Income (expense)

Other income (expense) for the nine months ended September 30, 2015 was 301,154 compared to ($473,775) for the nine months ended September 30, 2014.

Net income (loss)

Our net income was ($351,734) the nine months ended September 30, 2015, compared to net (loss) of ($201,457) for the nine months ended September 30, 2014.

Comprehensive income (loss)

Our comprehensive income (loss) was $10,763 for the nine months ended September 30, 2015 compared to comprehensive income of ($191,342) for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Overview

As of September 30, 2015, we had cash and equivalents on hand of $35,674 and net current assets of $92,755. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through December 31, 2015. To meet our future development plan, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness might result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations activities. Moreover, financing may not be available in amounts or on terms acceptable to us, if at all. Our capability to raise adequate additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

As of September 30, 2015, we have outstanding indebtedness pursuant to convertible notes issued to various accredited investors in the aggregate principal amount of $446,000. During the quarterly period ended September 30, 2015, an aggregate of $271,000 of outstanding indebtedness pursuant to convertible notes was converted into shares of our common stock.

Substantially all of our current revenues are earned by CC Power and our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to their offshore parent company. Pursuant to the law of PRC on foreign-capital enterprises, when CC Power decides to distribute profits, reserve funds and bonus and welfare funds for workers and staff members shall be withdrawn from the profits after a foreign-capital enterprise has paid income tax in accordance with the provisions of the Chinese tax law. The proportion of reserve funds to be withdrawn shall not be lower than 10% of the total amount of profits after payment of tax; the withdrawal of reserve funds may be stopped when the total cumulative reserve has reached 50% of the registered capital. The proportion of bonus and welfare funds for workers and staff members to be withdrawn shall be determined by the foreign-capital enterprise of its own accord. Companies may be subject to a fine up to 5,000 RMB as a result of non-compliance of such rules. The registered capital of CC Power is $345,864 (RMB 2,526,000).

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

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities for the nine months ended September 30, 2015 was (786,827) compared to net cash provided by (used in) operating activities of ($443,503) for the nine months ended September 30, 2014.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2015 was (40,992) compared to net cash used in investing activities for the nine months ended September 30, 2014 of nil.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $65,000 compared to $200,000 in cash provided by financing activities for the nine months ended September 30, 2014.

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

Considering the RMB balance of our cash as of September 30, 2015, which amounted to US$16,719 a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$167 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on October 14, 2009).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2011).
3.1(c)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on June 11, 2014).
3.1(d)	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 15, 2015).
3.1(e)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 24, 2015).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2011).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCELMOBILITY INC.

Dated: November 20, 2015	/s/ Xili Wang
By: Xili Wang
Its: Chief Financial Officer and Secretary (Principal Financial
Officer and Principal Accounting Officer)

