Form 10-K
period 2015-12-31
XcelMobility Inc.
filed 2016-04-19
CIK 1465509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-54333

XCELMOBILITY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0561888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2225 East Bayshore Road, Suite 200 Palo Alto, California	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 320-1728

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was $1,893,932 based upon the closing price of $0.007 per share reported for such date on the OTCQB. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 11, 2016
Common Stock, $.001 par value per share	660,553,090 shares

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

ITEM 1. BUSINESS.

Background and Overview

We were incorporated in the state of Nevada on December 27, 2007 under the name “Advanced Messaging Solutions, Inc.” On March 29, 2011, we amended our Articles of Incorporation to change our name from “Advanced Messaging Solutions, Inc.” to “XcelMobility Inc.” and we effected a 35-for-1 forward stock split of all of our issued and outstanding shares of common stock. On June 11, 2014, we increased the total number of authorized shares of our common stock to 400,000,000. On July 9, 2015, our board of directors approved a new class of preferred stock of the Company, to be known as Series A Convertible Preferred Stock. We are authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock shall be entitled to the number of votes equal to 51% of the total number of votes entitled to be cast on any matters requiring a stockholder vote. The shares of Series A Convertible Preferred are convertible at a one to one ratio into shares of our common stock. On September 18, 2015, we further amended our Articles of Incorporation to increase our number of authorized shares of our common stock from 400,000,000 shares to 800,000,000 shares.

On July 5, 2011, we entered into a voluntary share exchange agreement (the “Exchange Agreement”) with Shenzhen CC Power Corporation, a company organized under the laws of the People’s Republic of China (PRC) (“CC Power”), CC Mobility Limited, a company organized under the laws of Hong Kong (“CC Mobility”), and the shareholders of CC Mobility. Pursuant to the closing of the transactions contemplated under the Exchange Agreement, on August 30, 2011, we issued 30,300,000 shares of our common stock to the shareholders of CC Mobility representing 50.5% of our issued and outstanding common stock in exchange for 100% of the issued and outstanding capital stock of CC Mobility (the “Exchange Transaction”). As a result of the Exchange Transaction, CC Mobility became our wholly-owned subsidiary and we gained control over the business and operations of CC Power.

On May 7, 2013, we entered into and consummated a stock purchase agreement (the “Purchase Agreement”) with CC Investment, Jifu and certain of its shareholders (the “Jifu Shareholders”). Pursuant to the terms of the Purchase Agreement, we issued an aggregate of 27,000,000 shares of our common stock to the Jifu Shareholders as consideration for Jifu entering into certain controlling agreements with CC Investment. On October 1, 2014, we entered into a Settlement Agreement, Waiver and Mutual Release (the “Release”) with the Jifu Shareholders. Pursuant to the Release, the parties cancelled the Purchase Agreement and we returned control of Jifu to the Jifu Shareholders. In exchange, we agreed to deliver 1,000,000 newly shares of our common stock to the Jifu Shareholders.

On September 22, 2014, we entered into an asset purchase agreement with Xinjiang Silvercreek Digital Technology Co., Ltd. (“Silvercreek”) pursuant to which we acquired certain assets of Silvercreek (the “Assets”) relating to an online sports lottery business in exchange for the issuance of up to 80,000,000 shares (“Shares”) of common stock of the Company.

Previously, our business was focused on wearable computing. Our new lottery business aggregates and processes lottery purchase orders, deriving revenue from service fees paid by local sports lottery administration centers for the purchase orders of sports lottery products directed to such centers. We offer a comprehensive and integrated suite of online lottery services in China. We believe that the merging of our lottery business with our existing mobile technologies, partners, and customers, will provide a platform for growth in this growing industry.

On April 3, 2015, a joint announcement of the Ministry of Finance, the Ministry of Public Security, the State Administration for Industry and Commerce, the Ministry of Industry and Information Technology, the Ministry of Civil Affairs, the People’s Bank of China, the General Administration of Sport of China, and the China Banking Regulatory Commission was made. These eight government bureaus and departments jointly announced a prohibition on any unauthorized online lottery sales. Pursuant to the announcement, online lottery sales will need to be officially approved by the Ministry of Finance (the “MOF”). Certain regulations and rules over online lottery sales are being studied. CC Power is closely monitoring development of such online lottery regulations and rules, and we plan to submit an application to the MOF once the rules and regulations are available. During the overhaul of the online lottery business, we will use all of our resources to develop related technical services and data analysis services for other companies. We will also develop visual analytical tools for our users. We expect such development efforts to create a greater source of revenue in the future.

4

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

Subsidiaries

As a result of the Exchange Transaction, CC Investment and (via a contractual relationship) CC Power are wholly-owned subsidiaries of CC Mobility, our wholly-owned subsidiary. CC Power does not have any subsidiaries.

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

Technology

We have developed an integrated fulfillment platform that enables us to service and support multi- provincial contracts for the fulfillment of welfare and sports lottery tickets through a single interface. Our mobile platform enables us to deliver white-label mobile application solutions to interested companies seeking to leverage their large client bases. The mobile platform allows users to seamlessly connect through our mobile cloud network throughout China. The network is connected to our application and processing servers to fulfill lottery orders.

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

Industry

Chinese Lottery Market

The Chinese lottery market has experienced strong growth in recent years as a result of positive macro trends in China, such as robust economic growth, increases in disposable income and a more positive shift in public perception towards the lottery business. Total lottery sales in China amounted to RMB166.3 billion, RMB221.6 billion and RMB261.5 billion (US$42.6 billion), in 2010, 2011 and 2012, respectively, representing a 33.3% and 18.0% increases in 2011 and 2012 as compared to 2010 and 2011, respectively, according to a report by the MOF. According to the iResearch Report, although no accurate projection of the future growth of the Chinese lottery market can be guaranteed, the Chinese lottery market is expected to continue to grow at a comparable rate in the near future due to the continued growth of China’s GDP and individual disposable income and the increasingly favorable regulatory environment for the development of the lottery market in China.

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

In recent years, growth of online lottery market sales in China has been much faster than the growth of GDP and individual disposable income. According to the National Bureau of Statistics of China, from 2010 to 2012, China’s GDP grew from RMB40.1 trillion to RMB51.9 trillion (US$8.5 trillion), representing a 29.4% increase, and the individual disposable income for urban population grew from RMB19,109 to RMB24,565 (US$4,003), representing a 28.5% increase. Total online lottery sales grew from RMB5.5 billion to RMB14.7 billion (US$2.4 billion) from 2010 to 2012, representing a 167% increase. Although there is no guarantee that the growth rate of the online lottery market in China will continue to be greater than that of China’s GDP and individual disposable income, online lottery sales are expected to continue to grow as China’s GDP and individual disposable income grow.

Government regulations and evolving public acceptance of the lottery industry. The Chinese government has shown increasing support for the lottery market in general and the online lottery market in particular through a series of legislation. According to an announcement by the MOF, the MOF applied RMB8.5 billion of lottery income to a wide range of social welfare endeavors, including earthquake relief, medical care in rural and urban areas, education subsidy, handicapped assistance, and red-cross activities, in 2011. The MOF regards the development of the Chinese lottery market as healthy and beneficial. According to the “Twelfth Five-Year Plan” approved by the PRC National People’s Congress in March 2011, the central government will expand social security fund source by increasing lottery issuance. At the same time, however, the recent implementation of the Urgent Notice and the subsequent investigations and penalties on certain online lottery sales service providers who do not have the relevant approvals could have a significant impact on the competitive landscape of the online lottery market. Moreover, the Chinese government issued a Public Announcement in April 2015 suspending and prohibiting any and all unauthorized online lottery sales services, and requiring approval from the MOF for all future online lottery sales. These recent government actions have created significant risks and uncertainties for online lottery sales service providers who do not have the relevant approvals, and as a result may reduce competition for online lottery sales service providers that possess relevant approvals in the near future.

Increase in the number of lottery purchasers. The increase in the number of lottery purchasers in general and the increase in the number of online purchasers in particular are important factors in online lottery market growth. The number of general and online lottery purchasers is expected to continue to grow in the next few years. According to iResearch, the number of lottery purchasers grew from 250 million in 2010 to 338 million in 2012 and the number of purchasers was projected to grow to 531 million by the end of 2015. Similarly, according to the estimate in the iResearch Report, the number of active online lottery purchasers grew from 5.0 million in 2010 to 16.5 million in 2012, representing a 230% increase, and was expected to grow to 58.9 million by 2015.

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

Government Regulation

Overview

The PRC government has imposed extensive and stringent measures to regulate the telecommunications and software development industries. The State Council of the PRC, or the State Council, the Ministry of Industry and Information Technology, or the MIIT (formerly the Ministry of Information Industry, or the MII), and other relevant authorities in the PRC have issued various regulations with respect to the telecommunications and software development industries. The PRC government also recently announced that it will impose strict regulations on its growing lottery sector, requiring online lottery sales to be officially approved by the MOF. This section summarizes the principal PRC laws and regulations relevant to our business and operations.

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

Regulations on Lottery Services Industry and Online Lottery Sales

Since 1991, the Chinese government has promulgated a series of rules and regulations to regulate the lottery industry in China. The major rules and regulations currently in effect and applicable to our online lottery services include Regulation on Administration of Lottery, promulgated by the State Council on May 4, 2009 and effective as of July 1, 2009, or the Lottery Regulation, and the Interim Measures for the Administration of Online Sales of Lottery, promulgated by the MOF on September 26, 2010, or the Lottery Measures, and effective upon the promulgation. On January 18, 2012, the MOF, the Ministry of Civil Affairs and the General Administration of Sports of China jointly promulgated the Implementing Rules, which became effective on March 1, 2012. On February 28, 2012, General Administration of Sports of China promulgated the Urgent Notice with regard to the Implementation of the Implementing Rules of Regulation on Administration of Lottery. Under currently effective rules and regulations, only qualified service providers approved by the MOF may engage in online lottery sales. Such qualified service providers will act as agencies for the relevant lottery administration centers and must obtain a Lottery Agency License from and enter into lottery agency agreements with the competent lottery administration centers before engaging in lottery sales on their behalf.

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

On April 3, 2015, a joint announcement of the MOF, the Ministry of Public Security, the State Administration for Industry and Commerce, the Ministry of Industry and Information Technology, the Ministry of Civil Affairs, the People’s Bank of China, the General Administration of Sport of China, and the China Banking Regulatory Commission was made, announcing a prohibition on any unauthorized online lottery sales. Pursuant to the announcement, online lottery sales will need to be officially approved by the MOF. Certain regulations and rules over online lottery sales are under review.

The recent government action surrounding online lottery sales has created significant risks and uncertainties for online lottery sales service providers who do not have the necessary approvals, and as a result may reduce competition for online lottery sales service providers that possess such necessary approvals on a going-forward basis.

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

The Lottery Regulations prohibit the Lottery Issuance Agencies, the Lottery Sales Agencies and their sales agents from (i) advertising false or misleading information, (ii) competing unfairly by discrediting others in the same industry, (iii) selling lottery or paying lottery prizes to underage purchasers, and (iv) selling lottery on credit. If the Lottery Issuance Agencies or the Lottery Sales Agencies fail to comply with these requirements, the MOF or its relevant branches will have the power to (i) require the Lottery Issuance Agencies or the Lottery Sales Agencies to correct or cease their operations; (ii) confiscate the illegal income received by the Lottery Issuance Agencies or the Lottery Sales Agencies and impose fines; and/or (iii) impose administrative sanctions against persons that are responsible. If any lottery sales agent sells lotteries to the underage buyers, its relevant income may be confiscated and it may be subject to administrative fines up to RMB10,000, and the Lottery Issuance Agencies or the Lottery Sales Agencies may have the right to terminate the agency agreement with the lottery sales agent. In addition, the Lottery Measures prohibits the opening of online lottery accounts for or the granting of lottery prizes to underage buyers.

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

Regulations Concerning the Software Development Industry

Software Products

On March 1, 2009, the MIIT issued the Administrative Measures for Software Products, or the Measures for Software Products, to regulate the development, production, sale, and import and export of software products, including computer software, software embedded in information systems and equipment, and computer software provided in conjunction with other information or technology services. Any entity or individual shall not develop, produce, sell and import or export any software product which infringes upon the intellectual property rights of third parties, contains computer viruses, endangers computer system security, is not in compliance with the software standard specification of the PRC, or contains contents prohibited under PRC laws and regulations. To that end, for any software products, the Measures for Software Products require registration and filing with the provincial level software registration institutions authorized to accept and review software products registration applications. Once accepted for review, the software product registration application shall be filed with and publicly announced by the MIIT, and if no objection is received within a seven-working-day publication period, a software registration number and a software product registration certificate will be granted. A software registration certificate is valid for five years and may be renewed upon expiration. We have obtained a Software Company Certification, as issued by the Technology and Information Bureau of Shenzhen City (R2007-0033).

Software Enterprises

A PRC enterprise that develops one or more software products and meets the Certifying Standards and Administrative Measures for Software Enterprises (Proposed), promulgated by the MII, Ministry of Education, Ministry of Science and Technology and the State Administration of Taxation, or the SAT on October 16, 2000, can be certified as a “software enterprise.” The certification standards for software enterprises include the following:

•	the applicant shall be an enterprise established in PRC which engages in the business of computer software development and production, system integration, application service, etc., and whose operating revenue is primarily derived from the above referenced business activities;
•	the enterprise develops one or more software products or possesses one or more intellectual property rights of software products, or provides technical services such as computer information system integration that has passed qualification and grade certification;
•	the proportion of technical staff in the work of software development and technical service shall be no less than 50% of the total staff in the enterprise;
•	the applicant shall possess relevant technical equipment and premises necessary for developing software and providing relevant services;
•	the applicant shall possess methods and ability to safeguard the qualify of the software products and the technical services;
•	the development fund for software technique and products shall be above 8% of the enterprise’s annual software income; and
•	the annual sale income of software shall be more than 35% of the total annual income of the enterprise, with the income of self-developed software more than 50% of the software sales income;
•	the enterprise has clearly-established ownership, standardized management and complies with disciplines and laws.

Enterprises that qualified as “software enterprises” are entitled to certain preferential treatments in the PRC. According to the Circular on Relevant Taxation Policies for Encouraging the Development of the Software and Integrate Circuit Industries (Circular No. 25) (2000) by the MOF, the General Administration of Customs and the State Administration of Taxation, or the SAT, newly-established software manufacturing enterprises (i.e. those established after July 1, 2000) may be exempt from income tax in the first two years of profitability and enjoy 50% income taxes reduction for the next three years, such policy is known as the “Two Free, Three Half” preferential policy. On February 22, 2008, the MOF and SAT promulgated the Notice on Several Preferential Policies in Respect of Enterprise Income Tax, or the Notice 2008 No. 1, which reiterated that a software production enterprise newly established within China may, upon certification, enjoy the Two Free, Three Half preferential treatment. On April 24, 2009, the MOF and SAT promulgated the Notice on Several Issues Relevant to the Implementation of the Preferential Policies on Enterprise Income Tax, which states that, the software production enterprises and the integrated circuit production enterprises established prior to the end of 2007 may, upon certification, enjoy the preferential policies on the enterprise income tax reductions and exemptions within specified periods as provided in the Notice 2008 No. 1. An enterprise which became profitable in or before 2007 and started enjoying the enterprise income tax reductions and exemptions within specified periods may continue to enjoy the relevant preferential treatment from 2008 until the expiration of the specified periods. According to the Circular on Relevant Policies for Further Encouraging the Development of the Software and Integrate Circuit Industries (Circular No. 4) (2011) issued by the State Council on January 28, 2011, the software production enterprises and the integrated circuit production enterprises may, upon certification, enjoy the “Two Free, Three Half” preferential policy from the year of profitability prior to December 31, 2017, until the expiration of the specified periods.

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

Regulations on Internet Domain Name and Content

Internet Domain Name

Internet domain names in the PRC are regulated by the Administrative Measures on the PRC Internet Domain Name, which were promulgated by the MII and which came into effect on December 20, 2004, and the Implementation Rules of Registration of Domain Name, which were promulgated by PRC’s domain name registrar, China Internet Network Information Center, or CNNIC and which came into effect on December 1, 2002, and were amended by CNNIC on June 5, 2009. Domain name service organizations accept applications for network domain names; successful applicants become holders of the registered domain names after registration. A holder needs to pay operation fees on time to keep a registered domain name, otherwise the domain name registrar may revoke the domain name. In case there are any changes to the registration information of a domain name, the holder shall file the changes with the domain name registrar within 30 days after such changes. The CNNIC is responsible for the administration of .cn domain names and domain names in Chinese language. Disputes in respect of domain names are regulated by the Measures on Resolution of Disputes regarding Domain Names which were issued by CNNIC and revised on February 14, 2006, and shall be settled by organizations approved by the CNNIC. We have obtained an Internet Registration Certification from the Shenzhen Municipal Public Security Bureau, No. 3303101901203.

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

Corporate Information

The principal executive offices for the Registrant are located at: 2225 East Bayshore Road, Suite 200, Palo Alto, CA 94303. The Registrant’s main telephone number is: 650-320-1728 and its fax number is 650-551-9901. The Registrant’s website is located at: www.xcelmobility.com.

CC Power’s offices are located at: Unit 1705, Tower A, Haisong Bldg., Tairan 9 Road, Futian District, Shenzhen, 518040, China

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

As the relevant rules and regulations relating to online lottery sales are relatively new, we face uncertainties in the implementation of such rules and regulations by the competent authorities. The competent authorities may establish certain management systems to supervise and monitor the online lottery sales, which systems may comprise a sales monitoring system, a back-office management system and an application service platform. The competent authorities may also ask the approved entities to adopt certain measures to meet specific regulatory requirements that may be adopted from time to time. For example, the competent authorities may monitor or adjust the categories of lottery products being sold online, and supervise the sales procedures and key data of our online lottery sales on a real-time basis, such as those relating to our customer account opening procedures, capital management, database information and risk controls. The Chinese Government brought a halt to unauthorized online lottery sales through a Public Announcement in April 2015, requiring express approval from the MOF for businesses engaging in online lottery sales. This and any other unfavorable new regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We operate in the new and dynamically growing online market for lottery products. Going forward, we anticipate significant competition, primarily from other online lottery service providers that may obtain relevant approvals and licenses to provide online lottery sales services in China. When the approval and licensing system for online lottery service providers is fully implemented in China in the future, we may face increased competition from companies that do not currently operate in the online lottery services industry. For example, if major portal websites obtain relevant approvals and licenses to offer lottery sales services, they may be able to offer similar services at a lower cost or to a larger user group due to their larger operational scales and user bases, which may put us at a competitive disadvantage. We also face competition from traditional offline lottery agents. If we do not recognize market trends or user demand in a timely manner, we may lose our market share to our competitors, which would have a negative impact on our results of operations.

The lottery industry in China in general and the online lottery service industry in particular may not grow as quickly as expected, which may adversely affect our revenues and business prospects.

Our business and prospects depend on the continuing development and expansion of the lottery industry in China in general and the online lottery service industry in particular. Both China’s lottery industry and the online lottery service industry have experienced substantial growth in recent years in terms of both the number of people purchasing lottery products and revenue generated. We cannot assure you, however, that the lottery industry or the online lottery service industry in China will continue to grow as rapidly as it has in the past, or that the current trend of a faster growth rate of the lottery market in comparison to the growth rates of China’s GDP and individual disposable income will continue in the future. Growth of China’s lottery industry and the online lottery services industry are affected by numerous factors, such as GDP growth, growth of individual disposable income, regulatory changes, public perception and receptiveness, users’ trust and confidence level in the online lottery market, users’ general online purchase experience, technological innovations, development of the Internet and Internet-based services, and the macroeconomic environment. If the lottery industry or online lottery service industry in China does not grow as quickly as expected or if we fail to benefit from such growth by failing to successfully implement our business strategies, our user base may decrease and our business and prospects may be adversely affected.

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

Our future success is dependent on the continued services of the key members of our management team, including Renyan Ge and Xili Wang. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new management. The process of hiring suitably qualified personnel is also often lengthy. If our recruitment and retention efforts are unsuccessful in the future, it may be more difficult for us to execute our business strategy.

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

Risks Related to Our Corporate Structure

Transactions among our affiliates are subject to scrutiny by the PRC tax authorities, and a finding that we or any of our consolidated entities owe additional taxes could have a material adverse impact on our net income and the value of an investment in our common stock.

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

We currently conduct our business primarily through contractually controlled PRC operating entities, and our control of the day-to-day operations of such PRC entities pursuant to contracts, to comply with Chinese law, may not be as effective as conducting business through direct equity ownership of such PRC entities due to uncertainties with respect to the PRC legal system which could materially and adversely affect our results of operations.

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

Under the EIT and its implementing rules, the profits of a foreign invested enterprise which are distributed to its immediate holding company outside the PRC will be subject to a withholding tax rate of 10%. Pursuant to a tax arrangement between Hong Kong and the PRC, such rate may be lowered to 5% if a Hong Kong resident enterprise owns over 25% of a PRC company. CC Investment is currently wholly-owned by CC Mobility. However, the 5% withholding tax rate does not automatically apply and approvals from competent local tax authorities are required before an enterprise can enjoy any benefits under the relevant taxation treaties. Moreover, according to the Notice of the State Administration of Taxation on Issues regarding the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009, for a tax treaty to be applicable, certain requirements must be satisfied, including: (1) the taxpayer must be the beneficial owner of the relevant dividends; (2) for corporate recipients to enjoy the favorable tax treatment under the tax treaty as direct owners of a PRC enterprise, such corporate recipients must satisfy the direct ownership thresholds at all times during the 12 consecutive months preceding the receipt of the dividends. On August 24, 2009, the State Administration of Taxation issued the Administrative Measures for Non-resident Enterprises to Enjoy Treatments under Tax Treaties (For Trial Implementation) , which became effective on October 1, 2009, requiring non-resident enterprises to obtain an approval from the competent tax authority in order to enjoy the treatments under tax treaties. Further, the State Administration of Taxation promulgated the Notice on How to Understand and Recognize the “Beneficial Owner” in Tax Treaties on October 27, 2009, which limits the “beneficial owner” to individuals, enterprises or other organizations normally engaged in substantive operations, and set forth certain adverse factors on the recognition of such “Beneficial Owner.” CC Investment has not yet applied for such approvals because it has not declared or paid dividends, and does not intend to declare or pay dividends. CC Investment will apply for such approvals when it intends to declare and pay dividends. There is no assurance that the PRC tax authorities will approve the 5% withholding tax rate on dividends received by CC Mobility from CC Investment.

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

ITEM 2. PROPERTIES.

The principal executive offices for the Registrant are located at: 2225 East Bayshore Road, Suite 200, Palo Alto, CA 94303. The monthly rent for this property and related expenses is US $350 per month. The Registrant’s main telephone number is: 650-320-1728 and its fax number is 650-551-9901. The Registrant’s website is located at: www.xcelmobility.com.

CC Power’s offices are located at: Unit 1705, Tower A, Haisong Bldg., Tairan 9 Road, Futian District, Shenzhen, 518040, China. The lease for CC Power’s offices is for a three year term from January 4, 2015 to January 3, 2018, with a payment of RMB 55,061.42 (USD8,525) per month.

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

Fiscal Year Ending December 31, 2015	High	Low
First Quarter - March 31, 2015	$0.03	$0.02
Second Quarter - June 30, 2015	$0.03	$0.01
Third Quarter - September 30, 2015	$0.01	$0.001
Fourth Quarter - December 31, 2015	$0.003	$0

Fiscal Year Ending December 31, 2014	High	Low
First Quarter - March 31, 2014	$0.15	$0.10
Second Quarter - June 30, 2014	$0.12	$0.05
Third Quarter - September 30, 2014	$0.06	$0.02
Fourth Quarter - December 31, 2014	$0.05	$0.02

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Approximate Number of Holders of Common Stock

As of April 11, 2016, there were 18 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

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

Recent Sales of Unregistered Securities

On March 12, 2015, we issued a convertible promissory note (the “March Note”) to an institutional investor for the amount of $48,000 in a private placement financing. The March Note has a maturity date of March 16, 2016, is subject to 6% interest and may be converted into shares of our common stock at a 30% discount to the publicly traded price of our common stock at the time of conversion based on a specific formula under the June Note. The issuance of the convertible note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On June 1, 2015, we issued a convertible promissory note (the “June Note”) to an institutional investor for the amount of $48,000 in a private placement financing. The June Note has a maturity date of June 3, 2016, is subject to 6% interest and may be converted into shares of our common stock at a 30% discount to the publicly traded price of our common stock at the time of conversion based on a specific formula under the June Note. The issuance of the convertible note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA.

A registrant that qualifies as a “smaller reporting company” is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2015 and 2014. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

OVERVIEW

We were incorporated in the state of Nevada on December 27, 2007 under the name “Advanced Messaging Solutions, Inc.” On March 29, 2011, we amended our Articles of Incorporation to change our name from “Advanced Messaging Solutions, Inc.” to “XcelMobility Inc.” and we effected a 35-for-1 forward stock split of all of our issued and outstanding shares of common stock. On June 11, 2014, we increased the total number of authorized shares of our common stock to 400,000,000. On July 9, 2015, our board of directors approved a new class of preferred stock of the Company, to be known as Series A Convertible Preferred Stock. We are authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock shall be entitled to the number of votes equal to 51% of the total number of votes entitled to be cast on any matters requiring a stockholder vote. The shares of Series A Convertible Preferred are convertible at a one to one ratio into shares of our common stock. On September 18, 2015, we further amended our Articles of Incorporation to increase our number of authorized shares of common stock from 400,000,000 shares to 800,000,000 shares.

On July 5, 2011, we entered into a voluntary share exchange agreement (the “Exchange Agreement”) with Shenzhen CC Power Corporation, a company organized under the laws of the People’s Republic of China (PRC) (“CC Power”), CC Mobility Limited, a company organized under the laws of Hong Kong (“CC Mobility”), and the shareholders of CC Mobility. Pursuant to the closing of the transactions contemplated under the Exchange Agreement, on August 30, 2011, we issued 30,300,000 shares of our common stock to the shareholders of CC Mobility representing 50.5% of our issued and outstanding common stock in exchange for 100% of the issued and outstanding capital stock of CC Mobility (the “Exchange Transaction”). As a result of the Exchange Transaction, CC Mobility became our wholly-owned subsidiary and we gained control over the business and operations of CC Power.

On May 7, 2013, we entered into and consummated a stock purchase agreement (the “Purchase Agreement”) with CC Investment, Jifu and certain of its shareholders (the “Jifu Shareholders”). Pursuant to the terms of the Purchase Agreement, we issued an aggregate of 27,000,000 shares of our common stock to the Jifu Shareholders as consideration for Jifu entering into certain controlling agreements with CC Investment. On October 1, 2014, we entered into a Settlement Agreement, Waiver and Mutual Release (the “Release”) with the Jifu Shareholders. Pursuant to the Release, the parties cancelled the Purchase Agreement and we returned control of Jifu to the Jifu Shareholders. In exchange, we agreed to deliver 1,000,000 newly shares of our common stock to the Jifu Shareholders.

On September 22, 2014, we entered into an asset purchase agreement with Xinjiang Silvercreek Digital Technology Co., Ltd. (“Silvercreek”) pursuant to which we acquired certain assets of Silvercreek (the “Assets”) relating to an online sports lottery business in exchange for the issuance of up to 80,000,000 shares (“Shares”) of common stock of the Company.

Previously, our business was focused on wearable computing. Our new lottery business aggregates and processes lottery purchase orders, deriving revenue from service fees paid by local sports lottery administration centers for the purchase orders of sports lottery products directed to such centers. We offer a comprehensive and integrated suite of online lottery services in China. We believe that the merging of our lottery business with our existing mobile technologies, partners, and customers, will provide a platform for growth in this growing industry.

On April 3, 2015, a joint announcement of the Ministry of Finance, the Ministry of Public Security, the State Administration for Industry and Commerce, the Ministry of Industry and Information Technology, the Ministry of Civil Affairs, the People’s Bank of China, the General Administration of Sport of China, and the China Banking Regulatory Commission was made. These eight government bureaus and departments jointly announced a prohibition on any unauthorized online lottery sales. Pursuant to the announcement, online lottery sales will need to be officially approved by the Ministry of Finance (the “MOF”). Certain regulations and rules over online lottery sales are being studied. CC Power is closely monitoring development of such online lottery regulations and rules, and we plan to submit an application to the MOF once the rules and regulations are available. During the overhaul of the online lottery business, we will use all of our resources to develop related technical services and data analysis services for other companies. We will also develop visual analytical tools for our users. We expect such development efforts to create a greater source of revenue in the future.

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed , were not material to our consolidated financial statements for the years ended December 31, 2012 and 2011. Other research and development expenses were included in general and administrative expense.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2015-01 “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. The objective is to reduce the cost and complexity of income statement presentation by eliminating the concept of extraordinary items while maintaining or improving the usefulness of the information provided to the users of financial statements. The extraordinary items must meet two criteria: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either. This amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Board decided to permit early adoption provided that the guidance is applied from the beginning of the fiscal year of adoption.

The FASB has issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs”. The objective is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued.

The FASB has issued ASU No. 2015-05 “Intangibles-Goodwill and Other-Internal-Use Software”. The objective is to provide a guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment will not change GAAP for a customer accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendment will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

The FASB has issued ASU No. 2015-07 “Topic 820, Fair Value Measurement”, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this update apply to reporting entities that elect to measure the fair value of an investment within the related scope by using the net asset value per share (or its equivalent) practical expedient.

The FASB has issued No. 2015-10 “Technical Corrections and Improvements”, which aims to address feedback received from stakeholders on the Codification and make improvements to GAAP. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Some of the amendments will make the Codification easier to understand and apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

The FASB has issued No. 2015-11“Topic 330, Inventory”, which aims to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-14“Topic 606, Revenue from Contracts with Customers”, which aims to respond to stakeholders’ requests to defer the effective date of the guidance in Update 2014-09 and to consider feedback received through extensive outreach with preparers, practitioners, and users of financial statements. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The FASB has issued No. 2015-15“Subtopic 835-30, Interest - Imputation of Interest”: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This amendment adds SEC paragraphs pursuant to the SEC Staff Announcement on June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

The FASB has issued No. 2015-16“Topic 805, Business Combinations”: Simplifying the Accounting for Measurement-Period Adjustments, which aims to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-17“Topic 740, Income Taxes”: Balance Sheet Classification of Deferred Taxes, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

Revenue

Our revenue for the year ended December 31, 2015 totaled $384,520, as compared to $171,452 for the year ended December 31, 2014. This increase in revenue was primarily due to new advertising income.

For the year ended December 31, 2015, the revenues from software products and those related services were $167,105 as compared to $50,992 for the year ended December 31, 2014.

Cost of revenue

Cost of revenue for the year ended December 31, 2015 totaled $6,556, as compared to $5,550 for the year ended December 31, 2014. This increase in cost of revenue was primarily due to tax surcharge on the revenue.

Gross profit

Gross profit for the year ended December 31, 2015 was $377,964, as compared to $165,902 for the year ended December 31, 2014. This increase in gross profit was primarily due to the contribution of new advertising business.

Operating Expenses

Our operating expenses for the year ended December 31, 2015 were $1,477,699, as compared to $1,913,303 for the year ended December 31, 2014. These expenses were comprised of selling expenses of $211,522 and general & administrative expenses of $1,266,177 for the year ended December 31, 2015, while the selling expenses and general & administrative for the year ended December 31, 2014 were $24,226 and $1,889,077 respectively. This increase in operating expenses was primarily due to the increased of consultant expenses $123,480 for the year December 31, 2015 and the reduction of general and administrative expenses was derived from budget cutting.

Other Income (Expenses)

Other income (expense) for the year ended December 31, 2015 was $134,217, as compared to ($753,382) for the year ended December 31, 2014. This decrease in other expense was primarily due to the gain $414,230 on reduction in derivative of convertible notes for the year ended December 31, 2015, compared to the loss on derivative of $(335,250) for the year ended December 31, 2014.

Net Loss

A net loss of ($965,518) resulted for the year ended December 31, 2015 compared to net loss of ($3,551,887) for the year ended December 31, 2014. The decrease in net loss was primarily due to increased revenue and reduction of general and administrative expenses for the year ended December 31, 2015.

Comprehensive Loss

Our comprehensive loss was ($543,455) for the year ended December 31, 2015, as compared to ($3,451,639) for the year ended December 31, 2014. The decrease in loss is primarily due to the increased translation gain on currency exchanges from RMB to USD for the year ended December 31, 2015.

 Liquidity and Capital Resources

Overview

As of December 31, 2015, we had cash and equivalents on hand of $37,774 and negative current working capital of $2,017,168. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through December 31, 2016 with the following considerations. To meet our future development plan and objectives, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

On March 12, 2015, we entered into a financing with Vis Vires Group, Inc., pursuant to which we issued a convertible promissory note in the original principal amount of $48,000. The convertible promissory note bears interest at 6% annually and is due on March 16, 2016. The conversion price for the convertible promissory note is equal to 70% of the average of the lowest three trading prices for our common stock during the ten (10) trading days prior to conversion. This convertible promissory note was fully converted in shares of our common stock by the investor.

On June 1, 2015, we entered into a financing with Vis Vires Group, Inc., pursuant to which we issued a convertible promissory note in the original principal amount of $48,000. The convertible promissory note bears interest at 6% annually and is due on June 3, 2016. The conversion price for the convertible promissory note is equal to 70% of the average of the lowest three trading prices for our common stock during the ten (10) trading days prior to conversion. Subsequent to our fiscal year ended December 31, 2015, on January 13, 2016, we entered into a settlement agreement with Vis Vires whereby we paid $45,000 to settle the remaining outstanding debt under the note.

As of December 31, 2015, we have outstanding indebtedness pursuant to convertible notes issued to various accredited investors in the aggregate principal amount of $993,505. During the fiscal year ended December 31, 2015, an aggregate of $279,071 of outstanding indebtedness pursuant to convertible notes was converted into shares of our common stock.

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

We are currently seeking both short term working capital to finance current operations as well as significant amounts of long term capital to execute our business plan and ultimately offer our products in the U.S. market. We project that to keep operations at our current level, approximately $500,000 in revenue and working capital will be required over the next 12 months to cover monthly expenses of $75,000. We anticipate generating losses in the near term, and therefore may be unable to continue operations in the future. We require additional capital, and we may need to issue debt or equity or enter into a strategic arrangement with a third party to obtain such capital. In order to meet our planned strategic two to four acquisitions, we estimate requiring up to $3,000,000 in capital. We will consider debt or equity offerings or institutional borrowings as potential means of financing; however, there are no assurances we will be successful in obtaining favorable financing terms.

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities for the year ended December 31, 2015 was ($93,147) compared to net cash provided by (used in) operating activities of ($675,775) for the year ended December 31, 2014. The change is mainly due to net loss of ($965,518) for the year ended December 31, 2015 compared to net loss of ($3,551,887).

Net cash provided by (used in) investing activities

Net cash used in investing activities for the year ended December 31, 2015 was $28,018 compared to net cash used in investing activities for the year ended December 31, 2014 of $1,070. This change is mainly due to the increased cash flow for acquisition of property, plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2015 was $19,363 compared to cash provided by financing activities for the year ended December 31, 2014 of $340,442. This change is mainly due to the decreasing proceeds from issuance of convertible notes.

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

Considering the RMB balance of our cash as of December 31, 2015, which amounted to US $29,755 a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US $298 of the balance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended December 31, 2015 begin on page F-1 and have been examined by our independent accountants, AWC (CPA) Limited.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in 2013 Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, as of December 31, 2015, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls, which management considers to be material weaknesses.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)	We do not have an audit committee. While not being legally obligated to have an audit committee, it is the management’s view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

iii)	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non- routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness. This control deficiency resulted in our failure to properly identify two convertible promissory notes with warrants issued on behalf of our Company in 2015 by Mr. Strauss, our former Executive Chairman and Director, without the approval of the rest of our Board and management team. We were unable to confirm or verify those issuances by regular or alternative means through Company records and the proceeds raised from those convertible notes were not deposited into our bank account.

iv)	We did not establish an effective process over the identification and disclosure of related parties and related party transactions. Specifically, controls necessary to identify, evaluate and monitor related parties and related party transactions were not designed effectively to ensure our related party disclosures are complete and accurate. This control deficiency resulted in our management’s failure to properly identify, evaluate and disclose Mr. Wei’s loan on September 1, 2014 of up to RMB 5,000,000 to our wholly owned subsidiary, CC Power, when Mr. Wei became CEO of CC Power in February 2015, in our quarterly reports during the 2015 fiscal year.

Our management feels the weaknesses identified above may have had a material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION.

On September 1, 2014, our indirect wholly-owned subsidiary, CC Power, entered into a credit loan facility with Mr. Zhixiong Wei of up to RMB 5,000,000 at 15% simple interest. Any loans are due within 15 days prior written notice. The loans may be paid in cash or in common stock of our Company at a conversion price equal to 90% of the average closing price of our common stock for the ten days prior to conversion. Any loans under this facility are guaranteed by our Company. To date, CC Power owes USD $599,318 under the facility.

On March 12, 2015, we issued a convertible promissory note (the “March Note”) to an institutional investor for the amount of $48,000 in a private placement financing. The March Note has a maturity date of March 16, 2016, is subject to 6% interest and may be converted into shares of our common stock at a 30% discount to the publicly traded price of our common stock at the time of conversion based on a specific formula under the June Note. The issuance of the convertible note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On June 1, 2015, we issued a convertible promissory note (the “June Note”) to an institutional investor for the amount of $48,000 in a private placement financing. The June Note has a maturity date of June 3, 2016, is subject to 6% interest and may be converted into shares of our common stock at a 30% discount to the publicly traded price of our common stock at the time of conversion based on a specific formula under the June Note. The issuance of the convertible note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Both the March Note and the June Note were executed by Mr. Strauss, our former Executive Chairman and Director without the approval of the rest of our Board and management team. We were unable to confirm or verify those issuances by regular or alternative means through Company records and the proceeds raised from those convertible notes were not deposited into our bank account. We did not become aware of such notes until the investor attempted to convert them. We are not aware of any other outstanding promissory notes that Mr. Strauss authorized and Mr. Strauss has assured us that there are no other promissory notes that have not been disclosed to us. Mr. Strauss resigned all his positions with our Company and our subsidiaries as of December 31, 2015. We have conducted and are continuing to conduct an internal investigation into this matter and plan to adopt necessary policies to prevent these types of actions going forward

Subsequent to our fiscal year ended December 31, 2015, on January 13, 2016, we entered into a settlement agreement with Vis Vires whereby we paid $45,000 to settle the remaining outstanding debt under the June Note. The settlement agreement included general releases by both parties related to any claims under the March Note or June Note.

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

Name	Age	Position	Since

Ronald Edward Strauss*	57	Executive Chairman of the Board of Directors	2011
Renyan Ge	53	Chairman**, Chief Executive Officer	2011
Xili Wang	47	Chief Financial Officer, Secretary	2011
Zhixiong Wei	44	Director	2015

* Resigned from the Board of Directors, effective as of December 31, 2015

** Held since December 31, 2015

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

On December 31, 2015, we entered into a Separation Agreement with Mr. Ronald Edward Strauss, our former Executive Chairman, pursuant to which Mr. Strauss’ service to the Company terminated, effective as of December 31, 2015. Effective as of December 31, 2015, Mr. Strauss resigned as Executive Chairman of the Board and a member of the Board, and from all positions with the Company’s subsidiaries, including Shenzhen CC Power Corporation, Shenzhen CC Power Investment Consulting Co., Ltd., and CC Mobility Limited. On December 31, 2015, in connection with the Separation Agreement, Mr. Strauss agreed to transfer 2,500,000 shares of our Series A Convertible Preferred Stock to Mr. Zhixiong Wei in consideration for Mr. Wei’s service as a member of our Board of Directors.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employees of the Company.

Renyan Ge, Chief Executive Officer, Chairman of the Board of Directors

Mr. Ge became our Chairman in 2016 and has served as a director and Chief Executive Officer since 2011. Mr. Ge has over 25 years of experience in engineering, R&D, customer support and management. He is also a founding member of CC Power since its inception in 2003. Since 2007, Mr. Ge has served as a director and chief executive officer of CC Power, positions he still holds. Prior to founding CC Power, Mr. Ge worked as the business development director for General Electric (Fanuc) embedded systems in the Asia-Pacific region. In addition, he also worked in Canada and Japan for a leading supplier to the semiconductor and FPD markets. Mr. Ge holds a masters degree in system design from the University of Waterloo, and a BSc in photogrammetry and remote sensing from Wuhan University in the People’s Republic of China. Mr. Ge has recently completed financial accounting management training at Harvard University. Mr. Ge speaks Chinese, Japanese, and English. We believe that Mr. Ge’s knowledge and experience will help us achieve our goals of expanding our business in China and throughout the Asia-Pacific region.

Xili Wang, Chief Financial Officer, Secretary

Ms. Wang has served as our Chief Financial Officer and Secretary since 2011. Ms. Wang has 18 years of experience in financial and general management in both public and private corporations in China. Ms. Wang is a founding member of CC Power and served as the chief financial officer of CC Power from 2003 to 2011. Ms. Wang began her career with publicly listed Sunrise Group Holdings as a senior financial manager. As a founding member of CC Power, Ms. Wang has performed many important duties including managing the financial activities of CC Power as well as working closely with CC Power’s chief executive officer in human and operational management. Ms. Wang graduated from Huazhong Technical and Science University in 1990 with a BSc in accounting and finance management. We believe that Ms. Wang’s knowledge, financial background, and experience will help us to achieve our business goals.

Zhixiong Wei, Director

Mr. Wei was appointed to our board at the end of 2015. Mr. Wei is an experienced entrepreneur and executive in China’s internet and mobile lottery industry. He is the Chief Executive Officer of the Company’s indirectly owned Chinese subsidiary, Shenzhen CC Power Corporation, and has held that position since February 2015. Prior to becoming the Chief Executive Officer of Shenzhen CC Power Corporation, Mr. Wei served as the Chief Executive Officer of Shenzhen Silvercreek Digital Technology Co., a leading mobile lottery business in China which he founded in 2001. Following the acquisition of Silvercreek Digital Technology Co. by AGTech in 2001, Mr. Wei continued to serve as a director of Silvercreek Digital Technology Co. until February 2015. Mr. Wei holds a master’s degree in Industrial Economics from the Chinese Academy of Social Sciences and a bachelor’s degree in business administration from Hunan University. We believe Mr. Wei’s knowledge and experience in the mobile lottery industry will help us to expand our lottery business and achieve our business goals.

Ronald Edward Strauss, Former Executive Chairman of the Board of Directors

Mr. Strauss is a serial entrepreneur with 20 years of experience in founding and leading computer hardware and software related technology start-ups. Mr. Strauss has been an active advisor and director for CC Power since 2008. In 1987, Mr. Strauss founded his first company Focus Automation Systems Inc.. Focus spun out Mitra Imaging Inc., acquired by Agfa Gervaert, and Focus Systems, acquired by V Technology Corporation. In 2001, Mr. Strauss founded Avvida Systems a leading supplier of embedded computing technology to military, telecom, and transportation industries. Avvida was ultimately acquired by a division of GE Fanuc USA. Following the acquisition, Mr. Strauss worked for 3 years ending his career at GE Fanuc as VP/GM Canada and Asia Integration Leader. Mr. Strauss is a Computer Systems Technologist and has completed software development, human resource, and financial accounting management training at University of Waterloo, GE Jack Welsh Management Training Center and Harvard University. Most recently, Mr. Strauss completed Chinese Mandarin language and culture training at Sinoland College in Beijing China. Today he speaks and understands Intermediate level Mandarin Chinese. He has sat on the board of directors for all three of the high tech companies he founded, the board of directors of the Automated Imaging Association in the USA, a Canadian division of GE Fanuc, and was a past member of the Board of Governors of Conestoga College of Applied Arts and Technology. Mr. Strauss resigned all his executive and directorship positions with the Company and its subsidiaries on December 31, 2015.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2015, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements, except for the following:

Mr. Strauss failed to file his Form 4 in connection with the disposition of shares of Series A Convertible Preferred Stock on December 31, 2015.

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

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o XcelMobility Inc., 2225 East Bayshore Road, Suite 200, Palo Alto, CA, 94303.

Director Nominations

As of December 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Renyan Ge currently serves as the Company’s principal executive officer and director. The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended December 31, 2015 and 2014 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation

Name and Principal Position	Year	Salary		Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Ronald Edward Strauss,	2015		-	-	$-		-	-	-	$-
Executive Chairman of the Board	2014		-	-	$584,390	(1)	-	-	-	584,390
Renyan Ge, Director, Chief	2015		-	-	$-		-	-	-	$-
Executive Officer	2014	$		-	$448,620	(2)	-	-	-	$448,620
Xili Wang, Chief Financial	2015		18,044	-	$-		-	-	-	$18,044
Officer & Secretary	2014	$		-	$373,146	(3)	-	-	-	$373,146

(1)	Pursuant to a letter agreement dated October 1, 2014, Ronald Strauss received 43,911,115 shares of common stock of the Company in lieu of accrued and unpaid compensation of $584,290.
(2)	Pursuant to a letter agreement dated October 1, 2014, Renyan Ge received 33,776,539 shares of common stock of the Company in lieu of accrued and unpaid compensation of $448,620.
(3)	Pursuant to a letter agreement dated October 1, 2014, Xili Wang received 28,094,112 shares of common stock of the Company in lieu of accrued and unpaid compensation of $373,146.

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

On December 31, 2015, we entered into a Separation Agreement with Mr. Strauss, pursuant to which Mr. Strauss’ service to the Company and all of our subsidiaries terminated and all service agreements between Mr. Strauss and the Company terminated. Effective as of December 31, 2015, Mr. Strauss resigned as Executive Chairman of the Board and a member of the Board, and from all positions with the Company’s subsidiaries, including Shenzhen CC Power Corporation, Shenzhen CC Power Investment Consulting Co., Ltd., and CC Mobility Limited. On December 31, 2015, in connection with the Separation Agreement, Mr. Strauss agreed to transfer 2,500,000 shares of our Series A Convertible Preferred Stock to Mr. Wei in consideration for Mr. Wei’s service as a member of our Board of Directors and we agreed to pay Mr. Strauss severance in the aggregate amount of $15,000.

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

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None.

Pension Table

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $40,061 and $17,669 for the years ended December 31, 2015 and 2014, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of April 11, 2016, with respect to the beneficial ownership of our common stock and our Series A Preferred Stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of April 11, 2016, there were 660,533,090 shares of common stock outstanding and 5,000,000 shares of Series A Preferred Stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock or preferred stock indicated.

Name and Address of		Shares Beneficially	Percentage Beneficially
Beneficial Owner(1)	Class of Securities	Owned	Owned

Directors and Executive Officers

Wei Zhixiong Unit 1005A, Tower B, Haisong Bldg Tairan 9 Road, Futian District Shenzhen, 518040 China	Common Stock Series A Preferred Stock	22,500,000(4) 2,500,000	6.90% 50.00%

Renyan Ge (3) 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	Common Stock Series A Preferred Stock	53,244,539 (4) 2,500,000	18.37% 50.00%

Xili Wang 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	Common Stock	28,094,112	11.97%

All Officers and Directors as a Group	Common Stock Series A Preferred Stock	141,161,766 (4) 5,000,000	48.71% 100%

5% Stockholders

Sheen Ventures Limited (2) 8th Floor, Henley Building, 5 Queen’s Road, Central, Hong Kong	Common Stock	13,332,000	4.60%

CC Wireless Limited (3) Room 15A, 17/F, Mai On Industrial Building, 17-21 Kung Yip Street, Kwai Chung, Hong Kong	Common Stock	16,968,000	5.85%

Wei Zhixiong Unit 1005A, Tower B, Haisong Bldg Tairan 9 Road, Futian District Shenzhen, 518040 China	Common Stock Series A Preferred Stock	22,500,000(4) 2,500,000	6.90% 50.00%

Ronald Edward Strauss 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	Common Stock	46,491,115 (4)	16.04%

Renyan Ge 303 Twin Dolphins Drive, Suite 600 Redwood City, CA 94065	Common Stock Series A Preferred Stock	36,276,539 (4) 2,500,000	12.52% 50%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Ms. Guo Jie has direct ownership over the 13,332,000 shares held by Sheen Ventures Limited, a company organized under the laws of Hong Kong. Ms. Guo Jie is the wife of Mr. Strauss. As such, Mr. Strauss may be deemed to be the indirect beneficial owner of the securities by reason of his influence or control over Ms. Guo Jie’s voting and disposition decisions.

(3)	Mr. Renyan Ge holds voting and dispositive control over the 16,968,000 shares held by CC Wireless Limited, a company organized under the laws of Hong Kong.
(4)	Includes shares of common stock of the Company issuable upon conversion of shares of Series A Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

On May 9, 2014, our Board of Directors approved and adopted our 2014 Equity Incentive Plan (the “Plan”) and authorized management to submit the Plan to our stockholders for approval. A majority of our stockholders approved the Plan on May 9, 2014.

The proposed Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalent rights, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is 40,000,000 shares. Our Board of Directors currently serves as the administrator of the Plan. As of December 31, 2015, 673,495 stock options to purchase shares of our common stock have been granted under the Plan.

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

Related Party Transactions

On September 1, 2014, our indirect wholly-owned subsidiary, CC Power, entered into a credit loan facility with Mr. Wei, our Director and CEO of CC Power, of up to RMB 5,000,000 at 15% simple interest. Any loans are due within 15 days prior written notice. The loans may be paid in cash or in common stock of our Company at a conversion price equal to 90% of the average closing price of our common stock for the ten days prior to conversion. Any loans under this facility are guaranteed by our Company. To date, CC Power owes Mr. Wei USD $599,318 under the facility.

On December 31, 2015, we entered into a Separation Agreement with Mr. Strauss, our former Chairman, pursuant to which Mr. Strauss’ service to the Company and all of our subsidiaries terminated and all service agreements between Mr. Strauss and the Company terminated. Effective as of December 31, 2015, Mr. Strauss resigned as Executive Chairman of the Board and a member of the Board, and from all positions with the Company’s subsidiaries, including Shenzhen CC Power Corporation, Shenzhen CC Power Investment Consulting Co., Ltd., and CC Mobility Limited. On December 31, 2015, in connection with the Separation Agreement, Mr. Strauss agreed to transfer 2,500,000 shares of our Series A Convertible Preferred Stock to Mr. Wei, in consideration for Mr. Wei’s service as a member of our Board of Directors and we agreed to pay Mr. Strauss severance in the aggregate amount of $15,000.

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

Director Independence

During the year ended December 31, 2015, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

	December 31,	December 31,
	2015	2014
Audit Fees	$57,000	$48,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$57,000	$48,000

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2014. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)	Financial Statements:

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

To: The board of directors and stockholders of

XcelMobility, Inc.

Report of Independent Registered Public Accounting Firm

We were engaged to audit the accompanying consolidated balance sheets of XcelMobility, Inc. and its subsidiaries, (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operation, stockholders” deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.

The Company did not obtain sufficient appropriate audit evidence about the outstanding balance of convertible notes and related derivative liabilities and accrued interest as of and for the year ended December 31, 2015, stated in the accompanying consolidated financial statements at $993,505, $279,071 and $188,987 respectively. Further, evidence supporting the proceeds from these convertible notes with warrants in the amount of $83,500 issued on behalf of the Company is no longer available. The Company's records do not permit the application of other auditing procedures to convertible notes and related derivative liabilities, accrued interest or proceed from the convertible notes.

Since the Company did not provide sufficient appropriate evidence and we were not able to apply other auditing procedures to satisfy ourselves as to the amount of convertible notes and related derivative liabilities and accrued interest and the proceeds from the issuance of the convertible notes, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on these consolidated financial statements.

Hong Kong, China	AWC (CPA) Limited	/s/ AWC (CPA) Limited
April 11, 2016	Certified Public Accountants

XCELMOBILITY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$37,774	$159,628
Trade accounts receivable	20,363	40,144
Other receivables, net of 0 and 3,592 allowance for doubtful accounts	-	95,412
Inventory	60,935	357
Prepaid VAT	9,670	-

Total Current Assets	128,742	295,541

Property and equipment, net of accumulated depreciation of $127,902 and $119,328, respectively	68,670	49,226

TOTAL ASSETS	$197,412	$344,767

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Amount due to a director	$599,318	$-
Other payables and accrued expenses	984,242	510,762
Other taxes payable	4,909	9,254
Deferred revenue	-	19,135
Convertible notes, net of debt discount	101	48,875
Derivative liability	279,071	693,303
Accrued interest	188,987	5,223
Deferred tax liability	-	-

Total Current Liabilities	2,056,628	1,286,552

Convertible notes, net of debt discount	993,505	974,142
Accrued interest	881	330,426

Total Liabilities	3,051,014	2,591,120

Commitments and Contingencies (Note 10)	-	-

Shareholders’ (Deficit) Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 10,000,000 and 0 shares issued and outstanding December 31, 2015 and 2014 respectively	10,000	-
Common stock, $0.001 par value, 400,000,000 shares authorized; 207,414,781 shares issued and outstanding December 31, 2014;	-	207,415
Common stock, $0.001 par value, 800,000,000 shares authorized; 568,582,680 shares issued and outstanding December 31, 2015 respectively	568,583	-
Shares unissued	486,500	1,049,000
Additional paid in capital	1,938,503	1,810,965
Accumulated deficit	(6,229,903)	(5,264,385)
Accumulated other comprehensive income (loss)	372,715	(49,348)
Total Shareholders’ (Deficit) Equity	(2,853,602)	(2,246,353)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$197,412	$344,767

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2015	2014

Revenue	$384,520	$171,452
Cost of Revenue	6,556	5,550
Gross Profit	377,964	165,902

Operating Expenses:
Selling expense	211,522	24,226
General and administrative expense	1,266,177	1,889,077
Total Operating Expenses	1,477,699	1,913,303
Loss from Operations	(1,099,735)	(1,747,401)

Other Income (Expense):
Interest income	250	137
Interest expense	(40,000)	(46,452)
Amortisation of debt discount	(329,545)	(335,250)
Gain (loss) on derivative	414,230	(373,850)
Other income	89,282	2,657
Other expenses	-	(624)
Total Other Income (Expense)	134,217	(753,382)
Loss Before Taxes	(965,518)	(2,500,783)
Income tax expense	-	-
Loss from continuing operation	$(965,518)	$(2,500,783)

Discontinued Operation:
Income from discontinued operation	-	739,181
Loss on disposal of interest in subsidiary	-	(1,790,285)
Net income (loss) from discontinued operation	-	(1,051,104)

Net loss	(965,518)	(3,551,887)
Foreign currency translation adjustment	422,063	100,248
Comprehensive loss	(543,455)	(3,451,639)

Basic and diluted loss per share:
Continuing Operation	$(0.00189)	$(0.0239)
Discontinued Operation	-	(0.0100)
	(0.00189)	(0.0339)

Basic and diluted weighted average number of shares outstanding	287,008,887	104,626,234

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred stock	Shares	Additional		Accumulated Other
	Number of			Subscribed But	Paid in	Accumulated	Comprehensive	Total Equity
	shares	Amount	Amount	Unissued	Capital	Deficit	Income	(Deficit)

Balance, December 31, 2013	73,127,686	73,128	-	2,100,000	713,620	(1,712,498)	(149,596)	1,024,654
Stock issued for debt settlement	106,141,766	106,142	-	-	567,872	-	-	674,014
Stock based compensation	10,000,000	10,000	-	1,000,000	265,000	-	-	1,275,000
Convertible notes exercised	18,145,329	18,145	-	-	264,473	-	-	282,618
Disposal of subsidiary	-	-	-	(2,051,000)	-	-	-	(2,051,000)
Net loss for the year	-	-	-	-	-	(3,551,887)	-	(3,551,887)
Foreign currency translation difference	-	-	-	-	-	-	100,248	100,248
Balance, December 31, 2014	207,414,781	207,415	-	1,049,000	1,810,965	(5,264,385)	(49,348)	(2,246,353)
Stock issued			10,000					10,000
Stock issued for debt settlement	40,000,000	40,000	-	-	10,000	-	-	50,000
Convertible notes exercised	321,167,899	321,168	-	-	117,538	-	-	438,706
Disposal of subsidiary	-	-	-	(562,500)	-	-	-	(562,500)
Net loss for the year	-	-	-	-	-	(965,518)	-	(965,518)
Foreign currency translation difference	-	-	-	-	-	-	422,063	422,063
Balance, December 31, 2015	568,582,680	568,583	10,000	486,500	1,938,503	(6,229,903)	372,715	(2,853,602)

The accompanying notes are an integral part of the consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(965,518)	$(3,551,887)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8,574	23,331
Stock compensation expenses	-	1,275,000
Amortisation of debt discount	329,545	373,850
Fair value adjustment on derivative liability	(414,232)	335,250
Loss on disposal of interests in a subsidiary	-	1,790,285

Changes in assets and liabilities:
Trade accounts receivable	19,782	(648,779)
Other receivables and prepayment	95,412	525,911
Inventory	(60,578)	1,299,186
Accounts payable	(145,781)	(1,552,754)
Accrued interest	-	182,772
Other taxes payable	(4,760)	8,935
Other payables and accrued expenses	1,063,544	(736,787)
Deferred revenue	(19,135)	(88)

Net Cash Provided By (Used In) Operating Activities	(93,147)	(675,775)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(28,018)	(1,070)
Net Cash ( Used In) Provided By Investing Activities	(28,018)	(1,070)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	19,363	340,442
Net Cash Provided By Financing Activities	19,363	340,442

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20,052)	64,324

Net Change in Cash and Cash Equivalents	(121,854)	(272,079)

Cash and Cash Equivalents at Beginning of Year	159,628	431,707
Cash and Cash Equivalents at End of Year	$37,774	$159,628

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

CC Power Investment Consulting Co. Ltd.

Shenzhen CC Power Investment Consulting Co. Ltd. (“CC Investment”), a wholly-owned subsidiary of CC Mobility, was incorporated on July 27, 2011 under the laws of the People’s Republic of China (“PRC”) as a wholly foreign owned limited liability company. The required registered capital is $2,000,000 and as of December 31, 2015, $400,000 of the registered capital has been contributed.

Shenzhen CC Power Corporation

Shenzhen CC Power Corporation (“CC Power”) is a Chinese enterprise organized in the PRC on March 13, 2003 in accordance with the Laws of the People’s Republic of China. The required registered capital of CC Power was approximately $1,547,000 (RMB 10,000,000) and as of December 31, 2014, CC Power has paid up approximately $346,000 (RMB2,526,000). In March 2011, Mr. Ryan Ge sold his 5% ownership in CC Power to the other shareholder, Xili Wang (“CC Power Shareholder”). Ms. Wang holds 100% ownership interest in CC Power as of December 31, 2015 and 2014.

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

On September 22, 2014, XcelMobility Inc. entered into an Asset Purchase Agreement with CC Power, Xianjiang Silvercreek Digital Technology Co., Ltd. (“Silvercreek”) and the shareholders of Silvercreek (the “Selling Shareholders”). Pursuant to the terms of the Agreement, CC Power will acquire certain assets of Silvercreek relating to its online sports lottery business unit in exchange for the issuance of up to 80,000,000 shares of common stock of the Company to the Selling Shareholders. No Shares will be issued upon the closing date of the transaction. The Shares will be issued to the Selling Shareholders on a pro rata basis and upon achievement of the following milestones: (i) 10,000,000 Shares to be issued in the event that CC Power derives initial online lottery sales revenue (“Lottery Revenue”) of over 10,000 RMB per month from the business developed in connection with the Assets on or before October 1, 2014; (ii) 10,000,000 Shares to be issued in the event that CC Power derives Lottery Revenue of over 3,000,000 RMB per month from the business developed in connection with the Assets on or before March 31, 2015; (iii) 10,000,000 Shares to be issued in the event that CC Power derives initial online lottery sales revenue of over 20,000,000 RMB per month from the business developed in connection with the Assets on December 31, 2015; (iv) 40,000,000 Shares to be issued in the event that CC power obtains a lottery gaming license from the People’s Republic of China; and (v) 10,000,000 Shares to be issued based on the achievement of certain incentives as determined by the board of directors of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	December 31,	December 31,
	2014	2014

Total current assets	$1,825,197	$188,942
Total assets	1,422,400	236,166
Total current liabilities	1,316,298	801,511
Total liabilities	1,316,298	801,511

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2. Summary of Significant Accounting Policies - Continued

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

Revenue recognition

Our source of revenues is from internet accelerator software, which includes new software license revenues and software plus hardware and maintenance arrangements, and the source of revenue of Jifu is from developing and distributing optical transmitters and receivers, electronic surveillance equipment, and other communications equipment; and trading of electronic products, network products, and communications equipment. We also engage in software research and development. During the year ended December 31, 2015, we also have revenues derived from GPS system development and website development projects along with maintenance arrangements.

We evaluate revenue recognition based on the criteria set forth in FASB ASC 985-605, Software: Revenue Recognition and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Accounts receivable

Accounts receivable consists of amounts due from customers. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2015 and 2014, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the years ended December 31, 2015 and 2014. Other research and development expenses amounted to $3,808 and $236,368 for years ended December 31, 2015 and 2014, respectively, and were included in general and administrative expense.

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
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

December 31, 2015
Balance sheet	RMB 6.4904 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.2175 to US $1.00

December 31, 2014
Balance sheet	RMB 6.1384 to US $1.00
Statement of operations and other comprehensive loss	RMB 6.1438 to US $1.00

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2. Summary of Significant Accounting Policies - Continued

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2015-01 “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. The objective is to reduce the cost and complexity of income statement presentation by eliminating the concept of extraordinary items while maintaining or improving the usefulness of the information provided to the users of financial statements. The extraordinary items must meet two criteria: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either. This amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Board decided to permit early adoption provided that the guidance is applied from the beginning of the fiscal year of adoption.

The FASB has issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs”. The objective is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued.

The FASB has issued ASU No. 2015-05 “Intangibles-Goodwill and Other-Internal-Use Software”. The objective is to provide a guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment will not change GAAP for a customer accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendment will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2. Summary of Significant Accounting Policies - Continued

Recently Issued Accounting Pronouncements

The FASB has issued ASU No. 2015-07 “Topic 820, Fair Value Measurement”, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this update apply to reporting entities that elect to measure the fair value of an investment within the related scope by using the net asset value per share (or its equivalent) practical expedient.

The FASB has issued No. 2015-10 “Technical Corrections and Improvements”, which aims to address feedback received from stakeholders on the Codification and make improvements to GAAP. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Some of the amendments will make the Codification easier to understand and apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

The FASB has issued No. 2015-11“Topic 330, Inventory”, which aims to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-14“Topic 606, Revenue from Contracts with Customers”, which aims to respond to stakeholders’ requests to defer the effective date of the guidance in Update 2014-09 and to consider feedback received through extensive outreach with preparers, practitioners, and users of financial statements. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The FASB has issued No. 2015-15“Subtopic 835-30, Interest - Imputation of Interest”: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This amendment adds SEC paragraphs pursuant to the SEC Staff Announcement on June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2. Summary of Significant Accounting Policies - Continued

Recently Issued Accounting Pronouncements

The FASB has issued No. 2015-16“Topic 805, Business Combinations”: Simplifying the Accounting for Measurement-Period Adjustments, which aims to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-17“Topic 740, Income Taxes”: Balance Sheet Classification of Deferred Taxes, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

3. Going Concern

The Company has incurred significant continuing losses during the years ended December 31, 2015 and 2014, and has accumulated deficits at December 31, 2015 and 2014. The Company has relied on its registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2015 and 2014, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Property and Equipment, net

Property and equipment, net consist of the following:

	December 31,	December 31,
	2015	2014

Equipment	$148,305	$120,287
Office equipment	39,633	39,633
Leasehold improvements	8,634	8,634
Software	-	-
	196,572	168,554
Less: Accumulated depreciation	(127,902)	(119,328)
Property and equipment, net	$68,670	$49,226

The depreciation expense was $8,574 and $16,332 for the years ended December 31, 2015 and 2014, respectively.

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

Deferred revenue included on the balance sheets as of December 31, 2014 and 2013 is as follow:

	December 31,	December 31,
	2015	2014
Deferred revenue:
Current	$-	$19,135
Non-current	-	-
Total	$-	$19,135

The table below sets forth the deferred revenue activities during the years ended December 31, 2015 and 2014:

	For the years ended December 31,
	2015	2014

Deferred revenue, balance at beginning of year	$-	$19,223
Less: government grant earned during the year	-	-
Less: Revenue earned during the year	-	-
Foreign exchange difference	-	(88)
Deferred revenue, balance at end of year	$-	$19,135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

6. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of December 31, 2015 and 2014 are as follow:

		Maturity	Loan	Interest Rate	Convertible Number of	December 31,	December 31,
Lender	Date of Note	Date	Amount	(p.a.)	stock	2014	2014

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	600,000	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	400,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	600,000	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	200,000	50,000	50,000
First Capital A.G.	April 25, 2012	April 25,2014	100,000	5%	-	-	-
Hanover Holdings I, LLC	May 30, 2014	May 30, 2016	350,000	8%	120,682,412	350,000	350,000
KBM Worldwide, Inc.	August 14, 2014	August 21, 2015	110,000	8%	9,300,584	-	110,000
KBM Worldwide, Inc.	November 17, 2014	November 17, 2015	61,000	8%	10,639,076	-	61,000
Vis Vires Group Inc.	June 1, 2015	June 3, 2016	48,000	8%	50,732,143	48,000	-
						$1,348,000	$1,471,000

Less:
Debt discount
from beneficial
conversion feature	354,394	447,983
	993,606	1,023,017

Less:
Current portion	101	48,875
Non-current portion	$993,505	$974,142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

6. Convertible Promissory Notes- Continued

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

Interest expenses for the years ended December 31, 2015 and 2014 were $40,000 and $46,452 respectively.

Amortization of the beneficial conversion feature for the year ended December 31, 2015 and 2014 were $329,545 and $373,850 respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

6. Convertible Promissory Notes- Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

6. Convertible Promissory Notes- Continued

The Note will completely convert on first quarter 2016.

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

Convertible promissory notes of $48,000 issued to Vis Vires Group Inc. on June 1, 2015

On June 1, 2015, we and Vis Vires Group Inc. (“Vis Vires”) completed a financing pursuant to which the Company issued Convertible Promissory Notes in the original principal amounts of $48,000 (the “Note”). The Note bear 8% interest and is due on June 3, 2015. The Notes become convertible 180 days after the date of the Note. The principal amounts of the Notes and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 70% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note will cancel on first quarter 2016.

The fair value of the embedded conversion feature of these notes as at December 31, 2015 and 2014 was $279,071 and $693,303, respectively.

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015:

	Fair Value Measurements at December 31, 2015
	Quoted Prices In Active Markets	Significant Other	Significant	Total Carrying
	for Identical Assets	Observable Inputs	Unobservable Inputs	Value as of December 31,
Descriptions	(Level 1)	(Level 2)	(Level 3)	2015

Derivative warrant instruments	-	-	279,071	279,071

Total	-	-	279,071	279,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the years ended December 31, 2015 and 2014. The open tax year for CC Mobility in Hong Kong are 2013-2015.

The Company has no income tax expense for the years ended December 31, 2015 and 2014 because it has incurred loss before tax from continuing operation.

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

The following table sets forth the components of deferred income taxes as of December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating losses - U.S.	$440,250	$2,319,834
Net operating losses - PRC and Hong Kong	525,268	276,836
		-

Deferred revenue	965,518	2,596,670
Valuation allowance	(965,518)	(2,596,670)
Deferred tax assets, net	$—	$-

As of December 31, 2015, the Company has net operating losses carry forward of $529,530 in the U.S. and $525,270 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2016, respectively. We provided for a full valuation allowance against the deferred tax assets of $358,632 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2015 and 2014.

8. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $40,061 and $17,669 for the years ended December 31, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

9. (Loss) earnings per Share

	For The Years Ended
	December 31,
	2015	2014

Loss from continuing operations-basic	$(965,518)	$(2,500,783)
Interest expense on convertible notes	40,000	46,452
Loss from continuing operations – diluted	$(925,518)	$(2,454,331)

(Loss) income from discontinued operations	-	(1,051,104)
Weighted average outstanding shares of common stock – basic	287,008,887	104,626,234
Effect of dilutive securities – convertible notes	-	-
Weighted average outstanding shares of common stock –diluted	287,008,887	104,626,234

Profit (loss) per share – from continuing operations	$(0.00189)	$(0.0239)
Profit (loss) per share – from discontinued operations	-	(0.0100)

Profit (loss) per share – basic and diluted	$(0.00189)	$(0.0339)

For the fiscal years ended December 31, 2015 and 2014, there are 0 potentially dilutive common shares because the Company recorded net losses in 2015 and 2014.

10. Commitments and Contingencies

Operating commitments:

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under operating lease are as follows:

2016	$117,420
Thereafter	-
Total minimum payment	$117,420

The Company incurred rental expenses of $117,417 and $38,944 for the years ended December 31, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
XCELMOBILITY INC. AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

11. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Years Ended
	December 31,
	2015	2014

Customer A	55%	36%
Customer B	23%	34%
Customer C	10%	20%

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

13. Related Party Transactions

As of December 31, 2015, the appointment of Mr. Zhixiong Wei as director rendered a loans amount $599,318 became loans from director. The $599,318 did bear of interest at 15%, have no collateral and be repayable on demand.

14. Subsequent Events

The Company has evaluated all other subsequent events through April 14, 2016, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

(b)	Exhibits:

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated September 22, 2014, between XcelMobility, Inc., Shenzhen CC Power Corporation, Xinjiang Silvercreek Digital Technology Co., Ltd. (“Silvercreek”) and the shareholders of Silvercreek set forth in the signature pages thereto (incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014).

2.2	Stock Purchase Agreement, dated May 7, 2013, by and among the Company, Shenzhen CC Power Investment Consulting Co., Ltd., Jifu, the Jifu Shareholders and Hui Luo (incorporated by reference to our Current Report on Form 8-K filed on May 13, 2013).

3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on October 14, 2009).

3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2011).

3.1(c)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on June 11, 2014).
3.1(d)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 24, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2011).

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 15, 2015).

10.1	Amended and Restated Management Service Agreement, dated August 28, 2014, between XcelMobility, Inc. and Ron Strauss (incorporated by reference to our Current Report on Form 8-K filed on September 30, 2014).

10.2	Amended and Restated Management Service Agreement, dated August 28, 2014, between XcelMobility, Inc. and Renyan Ge (incorporated by reference to our Current Report on Form 8-K filed on September 30, 2014).

10.3	Amended and Restated Management Service Agreement, dated August 28, 2014, between XcelMobility, Inc. and Xili Wang (incorporated by reference to our Current Report on Form 8-K filed on September 30, 2014).

10.4	Separation Agreement and Release of Claims, dated December 31, 2015, between XcelMobility, Inc. and Ronald Edward Strauss (incorporated by reference to our Current Report on Form 8-K filed on January 5, 2016).
10.5*	Loan Agreement and Guaranty, dated September 1, 2014, between Shenzhen CC Power Corporation (China), XcelMobility, Inc. and Mr. Zhixiong Wei.

14.1	Code of Ethics (incorporated by reference to our Current Report on Form 8-K filed on September 28, 2011).

21*	CC Mobility Limited, a company incorporated under the laws of Hong Kong as a limited liability company; Shenzhen CC Power Investment Consulting Co. Ltd., a company incorporated under the laws of the People’s Republic of China; Shenzhen CC Power Corporation, a Chinese enterprise incorporated under the laws of the People’s Republic of China.

23*	Consent of AWC (CPA) Limited

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Interactive Data Files

* Filed herewith.

53

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XCELMOBILITY INC.
(Registrant)

Date: April 19, 2016	By:	/s/ Renyan Ge
Renyan Ge
Chief Executive Officer (Principal
Executive Officer)

Date: April 19, 2016	By:	/s/ Xili Wang
Xili Wang
Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Renyan Ge	Chief Executive	April 19, 2016
Renyan Ge	Officer and Director
(Principal Executive Officer)

/s/ Xili Wang	Chief Financial Officer	April 19, 2016
Xili Wang	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Zhixiong Wei	Director	April 19, 2016
Zhixiong Wei

54