Form 10-Q
period 2016-03-31
XcelMobility Inc.
filed 2016-05-20
CIK 1465509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2016
Common stock, $.001 par value	660,533,090

XCELMOBILITY INC. FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on April19, 2016.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,972	$37,774
Trade accounts receivable	20,498	20,363
Inventory	61,340	60,935
Prepaid VAT	5,050	9,670

Total Current Assets	$124,860	$128,742

Property, Plant and Equipment, net of accumulated depreciation of $134,898 and $127,902, respectively	62,890	68,670

TOTAL ASSETS	$187,750	$197,412

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Amount due to a director	$897,472	$599,318
Other payables and accrued expenses	972,945	984,242
Other taxes payable	-	4,909
Convertible notes, net of debt discount	-	101
Derivative liability	-	279,071
Accrued interest	214,519	188,987

Total Current Liabilities	$2,084,936	$2,056,628

Convertible notes, net of debt discount	950,000	993,505
Accrued interest	881	881
Total Liabilities	$3,035,817	$3,051,014

Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 10,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	10,000	10,000
Common stock, $0.001 par value, 800,000,000 shares authorized; 660,533,090 and 568,582,680 shares issued and outstanding at March 31, 2016 and December 31, 2015	660,533	568,583
Shares unissued	486,500	486,500
Additional paid in capital	1,880,910	1,938,503
Accumulated deficit	(6,175,509)	(6,229,903)
Accumulated other comprehensive income	289,499	372,715
Total Shareholders’ Equity	(2,848,067)	(2,853,602)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$187,750	$197,412

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2016	2015

Revenue	$20,574	$74,371

Cost of Revenue	(917)	(299)

Gross Profit	19,657	74,072

Operating Expenses:
Selling expense	25,461	50,149
General and administrative expense	151,828	175,393
Total Operating Expenses	177,289	225,542
Loss from Operations	(157,632)	(151,470)

Other Income (Expense):
Interest income	21	72
Amortization of debt discount	(67,065)	(133,982)
Gain on derivatives	279,071	253,982

Total Other Income (Expense)	212,027	120,072

Income (Loss) Before Taxes	54,395	(31,398)
Income tax expense	-	-
Net Income (Loss)	54,395	(31,398)
Foreign currency translation adjustment	(83,215)	(544)
Comprehensive loss	$(28,820)	$(31,942)

Earnings (loss) per share - Basic	$(0.0001)	$(0.0001)

Earnings (loss) per share – Dilutive	$(0.0001)	$(0.0001)

Basic weighted average number of shares outstanding	333,925,553	223,132,358

Diluted weighted average number of shares outstanding	333,925,553	223,132,358

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2016	2015

Cash Flows from Operating Activities:
Net income (loss)	$54,395	$(31,398)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	7,477	5,706
Amortisation of debt discount	-	133,982
Fair value adjustment on derivative liability	(279,071)	(253,982)

Changes in assets and liabilities:
Trade accounts receivable, net	(135)	192
Other receivable and prepayment	4,620	(217,462)
Advances to suppliers	-	(8,021)
Inventories	(405)	(1,334)
Accrued interest	25,532	10,001
Other taxes payable	(4,909)	(6,488)
Other payables and accrued expenses	(11,398)	208,606
Deferred revenue	-	(92)
Advance by customers	-	96,469

Net Cash Used In Operating Activities	(203,894)	(63,821)

Cash Flows from Investing Activities:
Proceeds from disposal of property, plant and equipment	-	-
Purchase of property, plant and equipment, net of value added tax refunds received	(1,697)	(9,415)
Net Cash Used In Investing Activities	(1,697)	(9,415)

Cash Flows from Financing Activities:
Proceeds from new loans obtained	206,204	-
Net Cash Provided By Financing Activities	206,204	-

Effect of Exchange Rate Changes on Cash	(415)	(738)

Net Change in Cash	198	(73,974)

Cash and Cash Equivalents at Beginning of Period	37,774	159,628

Cash and Cash Equivalents at End of Period	$37,972	$85,654

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

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

On September 22, 2014, XcelMobility Inc. entered into an Asset Purchase Agreement with CC Power, Xianjiang Silvercreek Digital Technology Co., Ltd. (“Silvercreek”) and the shareholders of Silvercreek (the “Selling Shareholders”). Pursuant to the terms of the Agreement, CC Power will acquire certain assets of Silvercreek relating to its online sports lottery business unit in exchange for the issuance of up to 80,000,000 shares of common stock of the Company to the Selling Shareholders. No Shares will be issued upon the closing date of the transaction. The Shares will be issued to the Selling Shareholders on a pro rata basis and upon achievement of the following milestones: (i) 10,000,000 Shares to be issued in the event that CC Power derives initial online lottery sales revenue (“Lottery Revenue”) of over 10,000 RMB per month from the business developed in connection with the Assets on or before October 1, 2014; (ii) 10,000,000 Shares to be issued in the event that CC Power derives Lottery Revenue of over 3,000,000 RMB per month from the business developed in connection with the Assets on or before March 31, 2016; (iii) 10,000,000 Shares to be issued in the event that CC Power derives initial online lottery sales revenue of over 20,000,000 RMB per month from the business developed in connection with the Assets on or before December 31, 2015; (iv) 40,000,000 Shares to be issued in the event that CC power obtains a lottery gaming license from the People’s Republic of China; and (v) 10,000,000 Shares to be issued based on the achievement of certain incentives as determined by the board of directors of the Company.

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

Shenzhen Jifu Communication Technology Co., Ltd.

Shenzhen Jifu Communication Technology Co., Ltd (“Jifu”), was incorporated on April 16, 2001 under the laws of the People’s Republic of China (“PRC”) as a limited liability company. The required registered capital is RMB 3,000,000 and all of the required registered capital has been contributed.

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at March 31, 2016 and for the three months ended March 31, 2016 and 2015 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2015. The Company follows the same accounting policies in the preparation of interim reports. The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America (“US GAAP”)

The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2016	December 31, 2015

Total current assets	$1,390,343	$1,825,197
Total assets	1,452,674	1,422,400
Total current liabilities	1,333,808	1,316,298
Total liabilities	1,333,808	1,316,298

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

Accounting for the impairment of long-lived assets

Impairment of Long-Lived Assets is evaluated for impairment at a minimum on an annual basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10 “Impairments of Long-Lived Assets”. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The recoverability of long-lived assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company’s average cost of capital.

Inventories

Inventories are stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required.

Accounts receivable

Accounts receivable consists of amounts due from customers. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2016 and 2015, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the three months ended March 31, 2016 and 2015. Research and development expenses amounted to $27,408 and $36,480 for the three months ended March 31, 2016 and 2015, respectively, and were included in general and administrative expense.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

March 31, 2016
Balance sheet	RMB 6.479 to US $1.00
Statement of income and other comprehensive income	RMB 6.5395 to US $1.00

March 31, 2015
Balance sheet	RMB 6.1091 to US $1.00
Statement of income and other comprehensive income	RMB 6.1358 to US $1.00

December 31, 2015
Balance sheet	RMB 6.4904 to US $1.00
Statement of income and other comprehensive income	RMB 6.2175 to US $1.00

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

The FASB has issued ASU No. 2015-05 “Intangibles-Goodwill and Other-Internal-Use Software”. The objective is to provide guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment will not change GAAP for a customer accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendment will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. Going Concern

The Company has incurred negative operating cash flows during the three months ended March 31, 2016 and has an accumulated deficit at March 31, 2016 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of March 31, 2016, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Property and Equipment, net

Property, plant and equipment, net consist of the following:

	March 31, 2016	December 31, 2015

Equipment	$149,521	$148,305
Office equipment	39,633	39,633
Leasehold improvements	8,634	8,634
Software	-	-
	197,788	196,572
Less: Accumulated depreciation	(134,898)	(127,902)
Property and equipment, net	$62,890	$68,670

During the three months ended March 31, 2016 and 2015, depreciation expense was approximately $7,477 and $5,706, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of March 31, 2016 and December 31, 2015 are as follow:

Lender	Date of Note	Maturity Date	Loan Amount		Interest Rate (p.a.)	Convertible Number of stock	March 31, 2016	December 31, 2015

Vantage Associates SA	April 15, 2011	April 15, 2016		$150,000	5%	600,000	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016		100,000	5%	400,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016		150,000	5%	600,000	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016		200,000	5%	800,000	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016		200,000	5%	800,000	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016		50,000	5%	200,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016		50,000	5%	200,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017		50 000	5%	200,000	50,000	50,000
Magna Equities II, LLC (f/k/a Hanover Holdings I, LLC)	May 30, 2014	May 30, 2016		150,000	8%	10,632,951	-	350,000
Vis Vires Group Inc.	June 1, 2015	June 3, 2016		48,000	8%	50,732,143	-	48,000
			$				$950,000	$1,348,000

Less: Debt discount from beneficial conversion feature	-	354,394
	950,000	993,606

Less:
Current portion	-	101
Non-current portion	$950,000	$993,505

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Convertible Promissory Notes- Continued

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

Interest expenses for the three months ended March 31, 2016 and 2015 were $15,670 and $10,000 respectively.

Amortization of the beneficial conversion feature for the three months ended March 31, 2016 and 2015 were $nil and $133,982 respectively.

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016:

Fair Value Measurements at March 31, 2016
	Quoted Prices In Active Markets for	Significant Other	Significant Unobservable	Total Carrying
	Identical Assets	Observable Inputs	Inputs	Value as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	March 31, 2016

Derivative warrant instruments	-	-	-	-

Total	-	-	-	-

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Income Tax

We are subject to income tax in the United States, Hong Kong and PRC.

The Company’s subsidiaries, CC Power and CC Investment are incorporated in PRC and are subjected to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in their Chinese statutory accounts in accordance with the relevant enterprises income tax laws (“EIT Law”). The subsidiaries locate in Shenzhen, a special economic region, where companies are allowed to gradually phase into the 25% statutory tax rate. For 2016 and 2015, the statutory income tax rate is 25%. The open tax years in PRC are 2010-2015.

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the three months ended March 31, 2016 and 2015. The open tax year for CC Mobility in Hong Kong are 2012-2015.

The Company has no income tax expense for the three months ended March 31, 2016 and 2015 because it has not net assessable income.

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

The following table sets forth the components of deferred income taxes as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Deferred tax assets:
Net operating (profit)/losses - U.S.	$(160,518)	$440,250
Net operating losses - PRC and Hong Kong	106,123	525,268
Deferred revenue	-
	54,395	965,518
Valuation allowance	(54,395)	(965,518)
Deferred tax assets, net	$-	$-

As of March 31, 2016, the Company has net operating losses carry forward of $52,174 in the U.S. and $106,123 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2016, respectively. We provided for a full valuation allowance against the deferred tax assets of $0 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the three months ended March 31, 2016 and 2015.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $12,340 and $10,107 for the three months ended March 31, 2016 and 2015, respectively.

8. Earnings (loss) per share

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

	For The Three Months Ended
	March 31,
	2016	2015

Net income (loss) available for common shareholders – basic	$54,395	$(31,398)
Interest expense on convertible notes	15,670	10,000
Net income (loss) available for common shareholders - diluted	$70,065	$(21,398)

Weighted average outstanding shares of common stock – basic	333,925,553	223,132,358
Dilutive shares:
Conversion of convertible notes payable	-	-

Weighted average outstanding shares of common stock – diluted	333,925,553	223,132,358

Earnings (loss) per share – basic	$(0,0001)	$(0,0001)

Earnings (loss) per share – diluted	$(0,0001)	$(0,0001)

Since the company is suffering losses, the dilutive loss per share is equal to the basic loss per share for the three months ended March 31, 2016, because the convertible notes are anti-dilutive.

9. Commitments and Contingencies

Operating commitments:

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under operating lease are as follows:

2016	$117,420
Thereafter	-
Total minimum payment	$117,420

The Company incurred rental expenses of $26,674 and $23,600 for the three months ended March 31, 2016 and 2015, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended
	March 31,
	2013	2014

Customer A	83.05%	99.98%
Customer B	13.19%	-
Customer C *	3.76%	-

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

12. Related Party Transactions

As of March 31, 2016, the appointment of Mr. Zhixiong Wei as director rendered a loans amount $897,472 became loans from director. The $897,472 did bear of interest at 15%, have no collateral and be repayable on demand.

13. Subsequent Events

The Company has evaluated all other subsequent events through May 14, 2016, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Overview

We were incorporated in the state of Nevada on December 27, 2007 under the name “Advanced Messaging Solutions Inc.” On March 29, 2011, we amended our Articles of Incorporation to change our name from “Advanced Messaging Solutions Inc.” to “XcelMobility Inc.” and we effected a 35-for-1 forward stock split of all of our issued and outstanding shares of common stock. On June 11, 2014, we increased the total number of authorized shares of common stock to 400,000,000. On July 9, 2015, our board of directors approved a new class of preferred stock of the Company, to be known as Series A Convertible Preferred Stock. We are authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock shall be entitled to the number of votes equal to 51% of the total number of votes entitled to be cast on any matters requiring a stockholder vote. The shares of Series A Convertible Preferred are convertible at a one to one ratio into shares of our common stock. On September 17, 2015, we further amended our Articles of Incorporation to increase our number of authorized shares of common stock from 400,000,000 shares to 800,000,000 shares.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed on April 19, 2016.

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

Our revenue for the three months ended March 31, 2016 totaled $20,574, compared to $74,371 for the three months ended March 31, 2015. This decrease in revenue was primarily due to our inclusion of Silvercreek for the period ended March 31, 2015.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2016 totaled $917, compared to $299 for the three months ended March 31, 2015. The increase in cost of revenue was primarily due to marketing activities.

Gross Profit

Gross profit for the three months ended March 31, 2016 was $19,657 compared to $74,072 for the three months ended March 31, 2015. This decrease in gross profit was primarily due to the decrease in revenue.

Operating Expenses

Our operating expenses for the three months ended March 31, 2016 totaled $177,289, compared to $225,542 for the three months ended March 31, 2015. These expenses were comprised of selling expenses of $25,461 and general and administrative expenses of $151,828 for the three months ended March 31, 2016, while the selling expenses and general and administrative expenses for the three months ended March 31, 2015 were $50,149 and $175,393, respectively. The decrease in operating expenses was primarily due to a decrease in business.

Other Income (Expense)

Other income for the three months ended March 31, 2016 was $212,027, compared to $120,072 for the three months ended March 31, 2015. This increase in other income was primarily due to fair value gain on convertible notes.

Net Income (Loss)

Our net income was $54,395 for the three months ended March 31, 2016, compared to a net loss of $$31,398 for the three months ended March 31, 2015. This increase in net income was primarily due to fair value gain on convertible notes.

Comprehensive Income (Loss)

Our comprehensive loss was $28,820 for the three months ended March 31, 2016, compared to a comprehensive loss of $31,942 for the three months ended March 31, 2015. This decrease in comprehensive loss was primarily due to fair value gain on convertible notes.

Liquidity and Capital Resources

Overview

As of March 31, 2016, we had cash and equivalents on hand of $37,972 and net current assets of $85,654. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through December 31, 2016. To meet our future development plan, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness might result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations activities. Moreover, financing may not be available in amounts or on terms acceptable to us, if at all. Our capability to raise adequate additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

On June 1, 2015, we entered into a financing with Vis Vires Group, Inc., pursuant to which we issued a convertible promissory note in the original principal amount of $48,000. The convertible promissory note bears interest at a rate of 6% annually and has a maturity date of June 3, 2016. The conversion price for the convertible promissory note is equal to 70% of the average of the lowest three trading prices for our common stock during the ten (10) trading days prior to the date of conversion. On January 13, 2016, we entered into a settlement agreement with Vis Vires whereby we paid $45,000 to settle the remaining outstanding debt under the note.

As of March 31, 2016, we had outstanding indebtedness pursuant to convertible notes issued to various accredited investors in the aggregate principal amount of $950,000.

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

We are currently seeking both short term working capital to finance current operations, as well as significant amounts of long term capital to execute our business plan and ultimately offer our products in the U.S. market. We project that to keep operations at our current level, approximately $900,000 in revenue and working capital will be required over the next 12 months to cover monthly expenses of $75,000. In order to meet our planned strategic two to four acquisitions, we estimate requiring up to $3,000,000 in capital. We will consider debt or equity offerings or institutional borrowings as potential means of financing; however, there are no assurances we will be successful in obtaining favorable financing terms.

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities for the three months ended March 31, 2016 was ($203,893), compared to net cash provided by (used in) operating activities of ($63,821) for the three months ended March 31, 2015.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities for the three months ended March 31, 2016 was ($1,697), compared to net cash provided by (used in) investing activities of ($9,415) for the three months ended March 31, 2015.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $206,204, compared to $Nil in cash provided by financing activities for the three months ended March 31, 2015.

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

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

Considering the RMB balance of our cash as of March 31, 2016, which amounted to US$37,972, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$380 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

XCELMOBILITY INC.

Dated: May 20, 2016	By:	/s/ Xili Wang
	Name:	Xili Wang
	Its:	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

