Form 10-Q
period 2016-06-30
XcelMobility Inc.
filed 2016-08-15
CIK 1465509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2016
Common stock, $.001 par value	660,533,090

XCELMOBILITY INC. FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on April19, 2016.

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$131,506	$37,774
Trade accounts receivable	22,275	20,363
Inventory	59,535	60,935
Prepaid VAT	2,643	9,670

Total Current Assets	$215,959	$128,742

Property, Plant and Equipment, net of accumulated depreciation of $137,430 and $119,328, respectively	57,690	68,670

TOTAL ASSETS	$273,649	$197,412

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Amount due to a director	$-	$599,318
Other payables and accrued expenses	823,921	984,242
Other taxes payable	-	4,909
Convertible notes, net of debt discount	-	101
Derivative liability	251,458	279,071
Accrued interest	218,715	188,987

Total Current Liabilities	$1,294,094	$2,056,628

Convertible notes, net of debt discount	2,300,000	993,505
Accrued interest	981	881
Total Liabilities	$3,595,075	$3,051,014

Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 10,000,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	10,000	10,000
Common stock, $0.001 par value, 800,000,000 shares authorized; 660,533,090 and 568,582,680 shares issued and outstanding at June 30, 2016 and December 31, 2015	660,533	568,583
Shares unissued	486,500	486,500
Additional paid in capital	1,880,909	1,938,503
Accumulated deficit	(6,702,883)	(6,229,903)
Accumulated other comprehensive loss	343,515	372,715
Total Shareholders’ Equity	(3,321,426)	(2,853,602)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$273,649	$197,412

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$83,140	$92,626	$103,715	$166,997

Cost of Revenue	39,024	75,321	39,943	75,620
Gross Profit	44,116	17,305	63,772	91,377

Operating Expenses:
Selling expense	16,548	63,763	42,010	113,912
General and administrative expense	175,249	138,184	327,075	313,577
Total Operating Expenses	191,797	201,947	369,085	427,489
Income (loss) from Operations	(147,681)	(184,642)	(305,313)	(336,112)

Other Income (Expense):
Interest income	18	3	39	75
Gain (loss) on derivative	(91,302)	381,029	(158,367)	635,011
Amortization of debt discount	(288,410)	(9,545)	(9,338)	(143,528)
Other income (expense)	-	(369)	-	(369)
Total Other Income (Expense)	379,694	371,118	(167,666)	491,189
Income (loss) Before Taxes	(527,375)	186,476	(472,979)	155,077
Income tax expense	-	-	-	-
Net Income (Loss)	(527,375)	186,476	(472,979)	155,077
Foreign currency translation adjustment	137,231	(25,877)	54,015	(25,333)
Comprehensive (loss) income	(390,144)	160,599	(418,964)	129,744

Basic income (loss) per share:	$0.00	$0.00	$0.00	$0.00

Diluted income (loss) per share:	$0.00	$0.00	$0.00	$0.00

Basic weighted average number of shares outstanding	333,925,553	239,346,889	333,925,553	239,346,889

Diluted weighted average number of shares outstanding	333,925,553	239,346,889	333,925,553	239,346,889

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$(472,979)	$155,077
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,199	12,014
Amortization of debt discount	-	143,528
Fair value adjustment on derivative liability	9,338	(635,011)

Changes in assets and liabilities:
Trade accounts receivable, net	(1,776)	(194)
Other receivables and prepayment	2,406	(200,204)
Advances to suppliers	-	(8,185)
Inventory	1,805	(36,278)
Prepaid VAT	-	(3,189)
Prepayment	-	(10,328)
Accrued interest	4,195	-
Other taxes payable	-	(9,254)
Other payables and accrued expenses	(148,923)	655,800
Deferred revenue	-	(19,135)

Net Cash Used In Operating Activities	(600,735)	44,642

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	-	(36,671)
Net Cash Used In Investing Activities	-	(36,671)

Cash Flows from Financing Activities:
Payment for director’s loan	(655,000)	-
Proceeds from issuance of notes payable	1,350,000	-
Net Cash Provided By Financing Activities	695,000	-

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(534)	22,991

Net Change in Cash and Cash Equivalents	93,731	30,961

Cash and Cash Equivalents at Beginning of Period	37,774	159,628
Cash and Cash Equivalents at End of Period	$131,505	$190,589

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at June 30, 2016 and for the six months ended June 30, 2016 and 2015 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2015. The Company follows the same accounting policies in the preparation of interim reports. The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America (“US GAAP”)

The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Equity Pledge Agreement. Under the Equity Pledge Agreement, the CC Power Shareholder pledged all of its equity interests in CC Power, including the proceeds thereof, to guarantee all of CC Investment’s rights and benefits under the Entrusted Management Agreement, the Technical Service Agreement, the Exclusive Purchase Option Agreement and the Loan Agreement. Prior to termination of this Equity Pledge Agreement, the pledged equity interests cannot be transferred without CC Investment’s prior consent. The CC Power Shareholder covenants to CC Investment that among other things, it will only appoint / elect the candidates for the directors of CC Power nominated by CC Investment.

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2016	December 31, 2015

Total current assets	$1,321,295	$1,825,197
Total assets	1,438,080	1,422,400
Total current liabilities	1,680,983	1,316,298
Total liabilities	1,680,983	1,316,298

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

Accounts receivable

Accounts receivable consists of amounts due from customers. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2016 and December 31, 2015, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies - Continued

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the six months ended June 30, 2016 and 2015. Research and development expenses amounted to $72,542 and $36,480 for the six months ended June 30, 2016 and 2015, respectively, and were included in general and administrative expense.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

June 30, 2016
Balance sheet	RMB 6.6434 to US $1.00
Statement of income and other comprehensive income	RMB 6.5364 to US $1.00

June 30, 2015
Balance sheet	RMB 6.1088 to US $1.00
Statement of income and other comprehensive income	RMB 6.1254 to US $1.00

December 31, 2015
Balance sheet	RMB 6.4904 to US $1.00
Statement of income and other comprehensive income	RMB 6.2175 to US $1.00

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

The FASB has issued No. 2015-11”Topic 330, Inventory”, which aims to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-14”Topic 606, Revenue from Contracts with Customers”, which aims to respond to stakeholders’ requests to defer the effective date of the guidance in Update 2014-09 and to consider feedback received through extensive outreach with preparers, practitioners, and users of financial statements. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The FASB has issued No. 2015-15”Subtopic 835-30, Interest - Imputation of Interest”: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This amendment adds SEC paragraphs pursuant to the SEC Staff Announcement on June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies - Continued

Recently Issued Accounting Pronouncements

The FASB has issued No. 2015-16”Topic 805, Business Combinations”: Simplifying the Accounting for Measurement-Period Adjustments, which aims to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-17”Topic 740, Income Taxes”: Balance Sheet Classification of Deferred Taxes, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. Going Concern

The Company has incurred negative operating cash flows during the six months ended June 30, 2016 and has an accumulated deficit at June 30, 2016 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of June 30, 2016, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Property and Equipment, net

Property, plant and equipment, net consist of the following:

	June 30, 2016	December 31, 2015

Equipment	$146,680	$148,305
Office equipment	36,620	39,633
Leasehold improvements	11,820	8,634

	195,120	196,572
Less: Accumulated depreciation	(137,430)	(127,902)
Property and equipment, net	$57,690	$68,670

During the six months ended June 30, 2016 and 2015, depreciation expense was approximately $5,199 and $12,014, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Convertible Promissory Notes

Outstanding balances for the four convertible promissory notes as of June 30, 2016 and December 31, 2015 are as follow:

Lender	Date of Note	Maturity Date	Loan Amount		Interest Rate (p.a.)	Convertible Number of stock	June 30, 2016	December 31, 2015

Vantage Associates SA	April 15, 2011	April 15, 2016		$150,000	5%	600,000	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016		100,000	5%	400,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016		150,000	5%	600,000	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016		200,000	5%	800,000	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016		200,000	5%	800,000	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016		50,000	5%	200,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016		50,000	5%	200,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017		50 000	5%	200,000	50,000	50,000
Magna Equities II, LLC (f/k/a Hanover Holdings I, LLC)	May 30, 2014	May 30, 2016		150,000	8%	10,632,951	-	350,000
Vis Vires Group Inc.	June 1, 2015	June 3, 2016		48,000	8%	50,732,143	-	48,000
Biz Wit Holdings Limited	May 6, 2016	December 31, 2016		1,000,000	5%	350,000,000	350,000	-
Sino Secure International (Holdings) Limited	May 18, 2016	December 31, 2016		700,000	5%	700,000,000	700,000
Lei Pan	May 18, 2016	December 31, 2016		300,000	5%	300,000,000	300,000

			$				$2,300,000	$1,348,000
					Less:
					Debt discount		-	-
					from beneficial		-	-
					conversion feature		-	354,394
							2,300,000	993,606

					Less:
					Current portion		2,300,000	101
					Non-current portion		$-	$993,505

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Convertible Promissory Notes- Continued

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

Interest expenses for the six months ended June 30, 2016 and 2015 were $124,171 and $20,000 respectively.

Amortization of the beneficial conversion feature for the six months ended June 30, 2016 and 2015 were $nil and $143,528 respectively.

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

(2) For the six months ended June 30, 2016, prior to the maturity date, the Company and the holder of the notes may mutually agree on a date to convert in whole or in part the notes into shares of common stock of the Company on the following terms: Holder of the note will be issued share units comprising of:

(i)	one common share to be purchased at a price of $0.001

(3) Unless earlier converted into common stock mentioned above, if within twelve months of the date hereof the Company completes a Qualified Financing, as defined by the respective convertible promissory notes, the holder agrees to exchange the notes simultaneously with the initial closing of such Qualified Financing as follows:

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Convertible promissory notes of $350,000 issued to Biz Wit Holdings Ltd. on May 6, 2016

On May 6, 2016, we and Biz Wit Holdings Ltd. (“Biz Wit”) completed a financing pursuant to which the Company issued Convertible Promissory Notes in the original principal amounts of $350,000 (the “Note”). The Note bear 5% interest and is due on December 31, 2016. The Notes become convertible 90 days after the date of the Note. The principal amounts of the Notes and any accrued interest can then be converted into shares of the Company’s common stock at par value $0.001 per share of the Company common stock.

Convertible promissory notes of $700,000 issued to Sino Secure International (Holdings) Limited and $300,000 issued to Lei Pan on May 18, 2016

On May 18, 2016, we and Sino Secure International (Holdings) Limited (“Sino Secure”) and Lei Pan (“Lei”) completed a financing pursuant to which the Company issued Convertible Promissory Notes in the original principal amounts of $700,000 and $300,000 representatively (the “Note”). The Note bear 5% interest and is due on December 31, 2016. The Notes become convertible 90 days after the date of the Note. The principal amounts of the Notes and any accrued interest can then be converted into shares of the Company’s common stock at par value $0.001 per share of the Company common stock.

The fair value of the embedded conversion feature of these notes as at June 30, 2016 and December 31, 2015 was $251,456 and $ 279,071, respectively.

The fair value of the convertible notes was calculated using the Black-Scholes model with the following assumptions: expected life of 0.5-2 years, expected dividend rate of 0%, volatility of 246.8% and interest rate at 0.14%-0.26%.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016:

	Fair Value Measurements at June 30, 2016
	Quoted Prices In Active Markets for	Significant Other	Significant Unobservable	Total Carrying
	Identical Assets	Observable Inputs	Inputs	Value as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	June 30, 2016

Derivative warrant instruments	-	-	251,456	251,456

Total	-	-	251,456	251,456

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

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the six months ended June 30, 2016 and 2015. The open tax year for CC Mobility in Hong Kong are 2012-2015.

The Company has no income tax expense for the six months ended June 30, 2016 and 2015 because it has not net assessable income.

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

The following table sets forth the components of deferred income taxes as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Deferred tax assets:
Net operating (profit)/losses - U.S.	$119,750	$440,250
Net operating losses - PRC and Hong Kong	353,230	525,268
Deferred revenue	-
	472,980	965,518
Valuation allowance	(472,980)	(965,518)
Deferred tax assets, net	$-	$-

As of June 30, 2016, the Company has net operating losses carry forward of $119,750 in the U.S. and $353,230 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2016, respectively. We provided for a full valuation allowance against the deferred tax assets of $0 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the six months ended June 30, 2016 and 2015.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $24,642 and $13,749 for the six months ended June 30, 2016 and 2015, respectively.

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

	For The Six Months Ended
	June 30,
	2016	2015

Net income (loss) available for common shareholders – basic	$(527,375)	$155,078
Interest expense on convertible notes	124,171	20,000
Net income (loss) available for common shareholders - diluted	$(403,204)	$175,078

Weighted average outstanding shares of common stock – basic	333,925,553	239,346,889
Dilutive shares:
Conversion of convertible notes payable	-	-

Weighted average outstanding shares of common stock – diluted	333,925,553	239,346,889

Earnings (loss) per share – basic	$-	$0.0007

Earnings (loss) per share – diluted	$-	$0.0007

Since the company is suffering losses, the dilutive loss per share is equal to the basic loss per share for the six months ended June 30, 2016, because the convertible notes are anti-dilutive.

9. Commitments and Contingencies

Operating commitments:

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under operating lease are as follows:

2016	$78,280
Thereafter	-
Total minimum payment	$78,280

The Company incurred rental expenses of $53,745 and $53,168 for the six months ended June 30, 2016 and 2015, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Six Months Ended
	June 30,
	2016	2015

Customer A	57.31%	-
Customer B	2.09%	-
Customer C *	2.21%	-

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

12. Related Party Transactions

As of June 30, 2016, the appointment of Mr. Zhixiong Wei as director rendered a loans amount $0 became loans from director. The $0 did bear of interest at 15%, have no collateral and be repayable on demand.

13. Subsequent Events

The Company has evaluated all other subsequent events through August 14, 2016, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. See Item 1 –”Forward-Looking Statements” for additional information.

Overview

We were incorporated in the state of Nevada on December 27, 2007 under the name “Advanced Messaging Solutions Inc.” On March 29, 2011, we amended our Articles of Incorporation to change our name from “Advanced Messaging Solutions Inc.” to “XcelMobility Inc.” and we effected a 35-for-1 forward stock split of all of our issued and outstanding shares of common stock. On June 11, 2014, we increased the total number of authorized shares of common stock to 400,000,000. On July 9, 2015, our board of directors approved a new class of preferred stock of the Company, to be known as Series A Convertible Preferred Stock. We are authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock shall be entitled to the number of votes equal to 51% of the total number of votes entitled to be cast on any matters requiring a stockholder vote. The shares of Series A Convertible Preferred are convertible at a one to one ratio into shares of our common stock. On September 17, 2015, we further amended our Articles of Incorporation to increase our number of authorized shares of common stock from 400,000,000 shares to 800,000,000 shares. On June 6, 2016, we further amended our Articles of Incorporation to increase the total number of authorized shares of common stock from 800,000,000 to 4,200,000,000.

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

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenue

Our revenue for the three months ended June 30, 2016 totaled $83,140, compared to $92,626 for the three months ended June 30, 2015. This decrease in revenue was primarily due to inclusive at development stage of Silvercreek for the period of March 31, 2015.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2016 totaled $39,024, compared to $75,321 for the three months ended June 30, 2015. This decrease in cost of revenue was primarily due to decreasing of revenue.

Gross Profit

Gross profit for the three months ended June 30, 2016 was $44,116 compared to $17,305 for the three months ended June 30, 2015. This increase in gross profit was primarily due to increasing of revenue.

Operating Expenses

Our operating expenses for the three months ended June 30, 2016 totaled $191,797 compared to $201,947 for the three months ended June 30, 2015. These expenses were comprised of selling expenses of $16,548 and general and administrative expenses of $175,249 for the three months ended June 30, 2016, while the selling expenses and general and administrative expenses for the three months ended June 30, 2015 were $63,763 and $138,184, respectively. This decrease in operating expenses was primarily due to decreasing of business.

Other Income (Expense)

Other income for the three months ended June 30, 2016 was $379,694, compared to $371,118 for the three months ended June 30, 2015. This increase in other expenses was primarily due to fair value gain on convertible notes.

Net Income (Loss)

Our net income/(loss) was $(527,375) for the three months ended June 30, 2016, compared to a net gain of $186,476 for the three months ended June 30, 2015. his increase in net loss was primarily due to fair value gain on convertible notes.

Comprehensive Income (Loss)

Our comprehensive loss was $(390,144) for the three months ended June 30, 2016, compared to a comprehensive loss of $160,599 for the three months ended June 30, 2015. This increase in comprehensive loss was primarily due to foreign currency translation different..

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue

Our revenue for the six months ended June 30, 2016 totaled $103,715, compared to $166,997 for the six months ended June 30, 2015. This decrease in revenue was primarily due to inclusive at development stage of Silvercreek for the period of March 31, 2015.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2016 totaled $39,943, compared to $75,620 for the six months ended June 30, 2015. This decrease in gross profit was primarily due to decreasing of revenue..

Gross Profit

Gross profit for the six months ended June 30, 2016 was $63,772 compared to $91,377 for the six months ended June 30, 2015. This decrease in gross profit was primarily due to decreasing of revenue..

Operating Expenses

Our operating expenses for the six months ended June 30, 2016 totaled $36,085, compared to $427,489 for the six months ended June 30, 2015. These expenses were comprised of selling expenses of $42,010 and general and administrative expenses of $327,075 for the six months ended June 30, 2016, while the selling expenses and general and administrative expenses for the six months ended June 30, 2015 were $113,912 and $313,577, respectively. This decrease in operating expenses was primarily due to decreasing of business.

Other Income (Expense)

Other income for the six months ended June 30, 2016 was $(167,666), compared to $491,189 for the six months ended June 30, 2015. This increase in other expenses was primarily due to fair value gain on convertible notes..

Net Income (Loss)

Our net income /(loss) was $(472,979) for the six months ended June 30, 2016, compared to a net loss of $155,077 for the six months ended June 30, 2015. This increase in other expenses was primarily due to fair value gain on convertible notes..

Comprehensive Income (Loss)

Our comprehensive loss was $(418,964) for the six months ended June 30, 2016, compared to a comprehensive loss of $129,744 for the six months ended June 30, 2015. his increase in comprehensive loss was primarily due to foreign currency translation different..

Liquidity and Capital Resources

Overview

As of June 30, 2016, we had cash and equivalents on hand of $131,506 and net current liabilities of $(1,078,135). We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through December 31, 2016. To meet our future development plan, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders.

On September 1, 2014, our indirect wholly-owned subsidiary, CC Power, entered into a credit loan facility with Mr. Zhixiong Wei of up to RMB 5,000,000 at 15% simple interest. Interest is payable monthly, and any loans are due within 15 days prior written notice. The loans may be paid in cash or in common stock of our Company at a conversion price equal to 90% of the average closing price of our common stock for the ten days prior to conversion. Any loans under this facility are guaranteed by our Company. As of June 30, 2016, CC Power owes US$0.

On May 6, 2016, we entered into a convertible promissory note in the principal amount of USD $1,000,000 (the “Biz Wit Note”) with Biz Wit Holdings Ltd. (“Biz Wit”). Biz Wit’s beneficial owner and control person is Mr. Wei. The Biz Wit Note matures on December 31, 2016 and accrues interest at the rate of 5.0% per annum. The Biz Wit Note is convertible at any time prior to August 6, 2016, in whole or in part, at Biz Wit’s option into shares of our common stock, at a conversion price equal to $0.001 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions).

On May 18, 2016, we entered into two convertible promissory notes in the aggregate principal amount of USD $1,000,000 (the “Investor Notes”) with two foreign accredited investors (the “Investors”). The Investor Notes mature on December 31, 2016 and accrue interest at the rate of 5.0% per annum. The Investor Notes are convertible at any time prior to August 18, 2016, in whole or in part, at the Investors’ option into shares of our common stock, at a conversion price equal to $0.001 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions).

As of June 30, 2016, we had outstanding indebtedness pursuant to convertible notes issued to various accredited investors in the aggregate principal amount of $2,300,000.

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

We are currently seeking both short term working capital to finance current operations, as well as significant amounts of long term capital to execute our business plan and ultimately offer our products in the U.S. market. We project that to keep operations at our current level, approximately $900,000 in revenue and working capital will be required over the next 12 months to cover monthly expenses of $75,000. In order to meet our planned strategic two to four acquisitions, we estimate requiring up to $3,000,000 in capital. As of June 30, 2016, we had secured $2,000,000 in additional capital by issuing convertible promissory notes. We will consider additional debt or equity offerings or institutional borrowings as potential means of financing; however, there are no assurances we will be successful in obtaining favorable financing terms.

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities for the six months ended June 30, 2016 was ($ ), compared to net cash provided by (used in) operating activities of $44,642 for the six months ended June 30, 2015.

Net cash provided by (used in) investing activities

Net cash provided by (used in)investing activities for the six months ended June 30, 2016 was ($ ), compared to net cash provided by (used in) investing activities of $36,671 for the six months ended June 30, 2015.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $695,000, compared to $0 in cash provided by financing activities for the six months ended June 30, 2015.

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

Considering the RMB balance of our cash as of June 30, 2016, which amounted to US$131,506, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$1,315 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide risk factors in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1*	Articles of Incorporation of XcelMobiltiy, Inc., effective June 6, 2016

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 15, 2015)

10.1	Loan Agreement dated September 1, 2014 between Shenzhen CC Power Corporation (China), Zhixiong Wei and XcelMobility, Inc. (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on April 19, 2016)

10.2	Convertible Promissory Note of XcelMobility, Inc., in favor of Biz Wit Holdings, Ltd. dated May 6, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 6, 2016)

10.3	Second Amended and Restated Management Agreement dated July 31, 2016 between XcelMobility, Inc. and Renyan Ge (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed on August 2, 2016)

10.4	Second Amended and Restated Management Agreement dated July 31, 2016 between XcelMobility, Inc. and Xili Wang (incorporated by reference to Exhibit 10.2 our Current Report on Form 8-K filed on August 2, 2016)

10.5	Settlement Agreement and Mutual Release dated July 31, 2016, between XcelMobility Inc. and Renyan Ge (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 2, 2016)

10.6	Settlement Agreement and Mutual Release dated July 31, 2016, between XcelMobility Inc. and Xili Wang (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 2, 2016)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCELMOBILITY INC.

Dated: August 15, 2016	By:	/s/ Xili Wang
	Name:	Xili Wang
	Its:	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

