Form 10-Q
period 2016-09-30
XcelMobility Inc.
filed 2016-11-18
CIK 1465509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 15, 2016
Common stock, $0.001 par value	2,160,533,090

XCELMOBILITY INC. FORM 10-Q

INDEX

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	5
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine months Ended September 30, 2016 and 2015 (unaudited)	6
Condensed Consolidated Statement of Cash Flows for the Nine months Ended September 30, 2016 and 2015 (unaudited)	7
Notes to Unaudited Consolidated Condensed Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	32
Item 3. Qualitative and Quantitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 4. Mine Safety Disclosures	38
Item 5. Other Information	38
Item 6. Exhibits	39
Signatures	40

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on April 19, 2016.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

XCELMOBILITY INC. AND SUBSIDIARIES

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	5

Condensed Consolidated Statements of Income and Comprehensive Income (loss) for the three and nine months ended September 30, 2016 and 2015 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)	7

Notes to Unaudited Consolidated Condensed Financial Statements	8-31

XCELMOBILITY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$106,369	$37,774
Trade accounts receivable	18,686	20,363
Other receivables and prepayment	18,374	-
Inventory	59,303	60,935
Prepaid VAT	4,064	9,670

Total Current Assets	$206,796	$128,742

Property, Plant and Equipment, net of accumulated depreciation of $142,932 and $119,328, respectively	52,221	68,670

TOTAL ASSETS	$259,017	$197,412

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Amount due to a director	$-	$599,318
Other payables and accrued expenses	441,909	984,242
Other taxes payable	2,503	4,909
Convertible notes, net of debt discount	2,450,000	101
Derivative liability	429,111	279,071
Accrued interest	247,884	188,987

Total Current Liabilities	$3,571,407	$2,056,628

Convertible notes, net of debt discount	-	993,505
Accrued interest	981	881
Total Liabilities	$3,572,388	$3,051,014

Shareholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 10,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	10,000	10,000
Common stock, $0.001 par value, 800,000,000 shares authorized; 660,533,090 and 568,582,680 shares issued and outstanding at September 30, 2016 and December 31, 2015	660,533	568,583
Shares unissued	486,500	486,500
Additional paid in capital	1,880,909	1,938,503
Accumulated deficit	(7,324,211)	(6,229,903)
Accumulated other comprehensive loss	972,898	372,715
Total Shareholders’ Equity	(3,313,371)	(2,853,602)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$259,017	$197,412

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$80,128	$83,286	$183,842	$250,283

Cost of Revenue	30,617	97,854	70,558	173,475
Gross Profit	49,512	(14,569)	113,284	76,808

Operating Expenses:
Selling expense	48,442	73,338	90,452	187,250
General and administrative expense	360,267	227,741	687,343	542,446
Total Operating Expenses	408,709	301,079	777,795	729,696
Income (loss) from Operations	(359,198)	(315,648)	(664,511)	(652,888)

Other Income (Expense):
Interest income	64	149	103	224
Interest expense	(291)	(760)	(123,404)	(1,128)
Gain (loss) on derivative	5,094	(320,518)	(30,160)	314,493
Amortization of debt discount	(623,273)	131,093	(621,611)	(12,435)
Other income (expense)	(356,276)	-	(356,276)	-
Total Other Income (Expense)	(262,130)	(190,036)	(429,796)	301,154
Income (loss) Before Taxes	(621,328)	(505,684)	(1,094,307)	(351,734)
Income tax expense	-	-	-	-
Net Income (Loss)	(621,328)	(505,684)	(1,094,307)	(351,734)
Foreign currency translation adjustment	(546,168)	(315,637)	(600,183)	340,971
Comprehensive (loss) income	(1,167,496)	(821,321)	(1,674,490)	10,763

Basic income (loss) per share:	$0.00	$0.00	$0.00	$0.00

Diluted income (loss) per share:	$0.00	$0.00	$0.00	$0.00

Basic weighted average number of shares outstanding	333,925,553	253,896,191	333,925,553	253,896,191

Diluted weighted average number of shares outstanding	333,925,553	253,896,191	333,925,553	253,896,191

The accompanying notes are an integral part of the condensed consolidated financial statements

XCELMOBILITY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$(1,094,307)	$(350,605)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	15,030	13,787
Amortization of debt discount	-	12,435
Fair value adjustment on derivative liability	632,611	(314,493)
Changes in assets and liabilities:
Trade accounts receivable, net	1,677	19,350
Other receivables and prepayment	(12,768)	88,736
Advances to suppliers	-	(3,059)
Inventory	1,632	(61,869)
Prepaid VAT	-
Account payable	(310,875)	92,720
Accrued interest	58,997	2,676
Other taxes payable	(2,406)	(6,142)
Other payables and accrued expenses	(260,837)	(260,958)
Deferred revenue	-	(19,135)

Net Cash Used In Operating Activities	(971,246)	(786,827)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net of value added tax refunds received	(1,419)	(40,992)
Net Cash Used In Investing Activities	(1,419)	(40,992)

Cash Flows from Financing Activities:
Payment for director’s loan	(356,846)	-
Proceeds from issuance of notes payable	1,408,050	65,000
Net Cash Provided By Financing Activities	1,051,204	65,000

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9,943)	638,865

Net Change in Cash and Cash Equivalents	68,595	(123,954)

Cash and Cash Equivalents at Beginning of Period	37,774	159,628
Cash and Cash Equivalents at End of Period	$106,369	$35,674

Supplement Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash received during the period for interest	103	224
Cash paid during the period for income taxes	$-	$-

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
(UNAUDITED)

1. Organization and Nature of Business – Continued

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
(UNAUDITED)

1. Organization and Nature of Business – Continued

The organizational structure of the Company is as follows:

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries at September 30, 2016 and for the nine months ended September 30, 2016 and 2015 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2015. The Company follows the same accounting policies in the preparation of interim reports. The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America (“US GAAP”)

The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Variable Interest Entity

CC Power

The accounts of CC Power have been consolidated with the accounts of the Company because CC Power is a variable interest entity with respect to CC Investment, which is a wholly-owned subsidiary of the Company. CC Investment entered into five agreements dated August 22, 2011 with Xili Wang as the “CC Power Shareholder” and with CC Power pursuant to which CC Investment provides CC Power with exclusive technology consulting and management services (collectively referred to as the controlling agreements). On August 25, 2016, Mr. Wei, as the new “CC Power Shareholder” and CC Power revised these agreements pursuant to the transfer of ownership of CC Power from Xili Wang to Zhixiong Wei as set forth in the Agreement on Equity Transfer between Xili Wang and Zhixiong Wei. In summary, the new controlling agreements contain the following terms:

Entrusted Management Agreement. Pursuant to the Entrusted Management Service Agreement among CC Power, CC Investment, and the CC Power Shareholder, CC Investment agrees to provide, and CC Power agrees to accept, exclusive management services, including, without limitation, financial management services, business management services, advertising and marketing services, human resources management services, and internal control services. The Entrusted Management Service Agreement will remain in effect until the completion of an acquisition of all the assets or equity of CC Power by CC Investment or its designated third party, as more fully described in the Exclusive Purchase Option Agreement below.

Technical Services Agreement. Pursuant to the Technical Services Agreement among CC Power, CC Investment, and the CC Power Shareholder, CC Investment agrees to provide, and CC Power agrees to accept, exclusive technical services provided by CC Investment, including, without limitation, software and technology development services, computer system services, data analysis services, training, technical consulting services, and import and export consultancy services. The Technical Services Agreement will remain in effect until completion of an acquisition of all the assets or equity of CC Power by CC Investment or its designated third party, as more fully described in the Exclusive Purchase Option Agreement below.

Exclusive Purchase Option Agreement. . Pursuant to the Exclusive Purchase Option Agreement among CC Power, CC Investment, and the CC Power Shareholder, the CC Power Shareholder granted CC Investment an irrevocable and exclusive option to acquire either all or substantially all of the assets, or all or a part of the equity of CC Power, in each case for nominal consideration, plus the cancellation of all or part of the debt owing under the Loan Agreement described below. CC Investment may exercise its purchase option at any time.

Loan Agreement. Pursuant to the Loan Agreement between CC Investment and the CC Power Shareholder, CC Investment agreed to lend 10,000,000 RMB to the CC Power Shareholder. The loan is to be used solely for the operations of CC Power. As security for the loan, the CC Power Shareholder agreed to pledge his equity in CC Power, as more fully described in the Equity Pledge Agreement below.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies – Continued

Equity Pledge Agreement. Pursuant to the Equity Pledge Agreement among CC Power, CC Investment, and the CC Power Shareholder, the CC Power Shareholder agreed to pledge all of his equity interest in CC Power to CC Investment as a guaranty of the performance of the obligations of the CC Power Shareholder and CC Power under the Loan Agreement, the Entrusted Management Service Agreement, the Technical Services Agreement, and the Exclusive Purchase Option Agreement. The Equity Pledge Agreement will remain in effect until all payments due and obligations under the foregoing agreements have been fulfilled by the CC Power Shareholder and/or CC Power. Pursuant to the terms of the Equity Pledge Agreement, the CC Power Shareholder shall not, among other things, sell, transfer, mortgage or otherwise dispose of or encumber the pledged equity interests without CC Investment’s prior written consent.

Assignment and Novation Agreement

In addition to revising the controlling agreements, CC Power, CC Investment, Xili Wang and Mr. Wei entered into an Assignment and Novation Agreement, under which the parties acknowledged that the new CC Power controlling agreements have replaced the original controlling agreements in their entirety, meaning that as of August 25, 2016, Xili Wang assigned to Mr. Wei all of the rights of the CC Power Shareholder under the CC Power controlling agreements, and Mr. Wei assumed from Xili Wang all of the obligations of the CC Power Shareholder under such agreements. The Assignment and Novation Agreement provides that the original controlling agreements have been terminated and replaced in their entirety by the updated controlling agreements. With respect to the Loan Agreement, the Assignment and Novation Agreement provides that the amount originally borrowed by Xili Wang under the original loan agreement, which was contributed to the bank account of CC Power, shall be treated as the amount received by Mr. Wei under the Loan Agreement, and that Mr. Wei shall assume the responsibility to repay the loan and fulfill all the obligations of the borrower under the Loan Agreement.

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

Accordingly, the Company’s condensed consolidated financial statements reflect the results of operations, assets and liabilities of CC Power. The carrying amount and classification of CC Power’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2016	December 31, 2015

Total current assets	$1,883,503	$1,825,197
Total assets	1,948,020	1,422,400
Total current liabilities	2,037,446	1,316,298
Total liabilities	2,037,446	1,316,298

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies – Continued

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

(UNAUDITED)

2. Summary of Significant Accounting Policies – Continued

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

(UNAUDITED)

2. Summary of Significant Accounting Policies – Continued

Inventories

Inventories are stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required.

Accounts receivable

Accounts receivable consists of amounts due from customers. An allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2016 and December 31, 2015, no allowance for doubtful accounts was deemed necessary based on management’s assessment.

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

Research and development and Software Development Costs

All research and development costs are expensed as incurred. Software development costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements for the nine months ended September 30, 2016 and 2015. Research and development expenses amounted to $108,912 and $ 193,795 for the nine months ended September 30, 2016 and 2015, respectively, and were included in general and administrative expense.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the financial statements were as follows:

September 30, 2016
Balance sheet	RMB 6.6694 to US $1.00
Statement of income and other comprehensive income	RMB 6.5771 to US $1.00

September 30, 2015
Balance sheet	RMB 6.3561 to US $1.00
Statement of income and other comprehensive income	RMB 6.3568 to US $1.00

December 31, 2015
Balance sheet	RMB 6.4904 to US $1.00
Statement of income and other comprehensive income	RMB 6.2175 to US $1.00

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
(UNAUDITED)

2. Summary of Significant Accounting Policies – Continued

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
(UNAUDITED)

2. Summary of Significant Accounting Policies – Continued

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
(UNAUDITED)

3. Going Concern

The Company has incurred negative operating cash flows during the six months ended September 30, 2016 and has an accumulated deficit at September 30, 2016 and has relied on the Company’s registered capital and issuance of convertible notes to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of September 30, 2016, the Company had limited cash resources and management plans to continue its efforts to raise additional funds through debt or equity offerings which will be used to fund operations.

4. Property and Equipment, net

Property, plant and equipment, net consist of the following:

	September 30, 2016	December 31, 2015

Equipment	$146,903	$148,305
Office equipment	36,477	39,633
Leasehold improvements	11,773	8,634

	195,153	196,572
Less: Accumulated depreciation	(142,932)	(127,902)
Property and equipment, net	$52,221	$68,670

During the nine months ended September 30, 2016 and 2015, depreciation expense was approximately $ 18,366 and $14,390, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Convertible Promissory Notes

Outstanding balances for the convertible promissory notes as of September 30, 2016 and December 31, 2015 are as follow:

Lender	Date of Note	Maturity Date	Loan Amount	Interest Rate (p.a.)	Convertible Number of stock	September 30, 2016	December 31, 2015

Vantage Associates SA	April 15, 2011	April 15, 2016	$150,000	5%	600,000	$150,000	$150,000
Empa Trading Ltd.	June 5, 2011	June 5, 2016	100,000	5%	400,000	100,000	100,000
First Capital A.G.	July 14, 2011	July 14, 2016	150,000	5%	600,000	150,000	150,000
First Capital A.G.	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	September 9, 2011	September 9, 2016	200,000	5%	800,000	200,000	200,000
Vantage Associates SA	October 27, 2011	October 27, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	December 1, 2011	December 1, 2016	50,000	5%	200,000	50,000	50,000
First Capital A.G.	January 23, 2012	January 23, 2017	50 000	5%	200,000	50,000	50,000
Magna Equities II, LLC (f/k/a Hanover Holdings I, LLC)	May 30, 2014	May 30, 2016	150,000	8%	10,632,951	-	350,000
Vis Vires Group Inc.	June 1, 2015	June 3, 2016	48,000	8%	50,732,143	-	48,000
Biz Wit Holdings Limited	May 6, 2016	December 31, 2016	1,000,000	5%	350,000,000	500,000	-
Sino Secure International (Holdings) Limited	May 18, 2016	December 31, 2016	700,000	5%	700,000,000	700,000
Lei Pan	May 18, 2016	December 31, 2016	300,000	5%	300,000,000	300,000

			$			$2,450,000	$1,348,000

					Less:
					Debt discount	-	-
					from beneficial	-	-
					conversion feature	-	354,394
						2,450,000	993,606

					Less:
					Current portion	2,450,000	101
					Non-current portion	$-	$993,505

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Convertible Promissory Notes- Continued

The debt discount was the beneficial conversion feature of the notes. It is being accreted as additional interest expense ratably over the term of the convertible notes.

Interest expenses for the three months ended September 30, 2016 and 2015 were $291 and $760 respectively. Interest expense for the nine months ended September 30, 2015 and 2014 was $123,404 and $1,128, respectively.

Amortization of the beneficial conversion feature for the nine months ended September 30, 2016 and 2015 were $nil and $12,435 respectively.

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

(2) For the nine months ended September 30, 2016, prior to the maturity date, the Company and the holder of the notes may mutually agree on a date to convert in whole or in part the notes into shares of common stock of the Company on the following terms: Holder of the note will be issued share units comprising of:

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
(UNAUDITED)

5. Convertible Promissory Notes – Continued

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
(UNAUDITED)

5. Convertible Promissory Notes – Continued

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

Convertible promissory notes of $500,000 issued to Biz Wit Holdings Ltd. on May 6, July 28 and September 2, 2016

On May 6, July 28 and September 2, 2016 we and Biz Wit Holdings Ltd. (“Biz Wit”) completed a financing pursuant to which the Company issued Convertible Promissory Notes in the original principal amounts of totally $500,000 (the “Note”). The Note bear 5% interest and is due on December 31, 2016. The Notes become convertible 90 days after the date of the Note. The principal amounts of the Notes and any accrued interest can then be converted into shares of the Company’s common stock at par value $0.001 per share of the Company common stock.

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

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Convertible Promissory Notes – Continued

The fair value of the embedded conversion feature of these notes as at September 30, 2016 and December 31, 2015 was $429,111 and $279,071, respectively.

The fair value of the convertible notes was calculated using the Black-Scholes model with the following assumptions: expected life of 0.5-2 years, expected dividend rate of 0%, volatility of 246.8% and interest rate at 0.14%-0.26%.

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016:

	Fair Value Measurements at September 30, 2016
	Quoted Prices In Active Markets for	Significant Other	Significant Unobservable	Total Carrying
	Identical Assets	Observable Inputs	Inputs	Value as of
Descriptions	(Level 1)	(Level 2)	(Level 3)	September 30, 2016

Derivative warrant instruments	-	-	429,111	429,111

Total	-	-	429,111	429,111

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

CC Mobility is incorporated in Hong Kong and is subjected to Hong Kong corporate income tax at 16.5% statutory income tax rate. No Hong Kong profits tax has been provided in the financial statements, as the Company did not have any assessable profits for the nine months ended June 30, 2016 and 2015. The open tax year for CC Mobility in Hong Kong are 2012-2015.

The Company has no income tax expense for the nine months ended September 30, 2016 and 2015 because it has not net assessable income.

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

The following table sets forth the components of deferred income taxes as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Deferred tax assets:
Net operating (profit)/losses - U.S.	$558,913	$440,250
Net operating losses - PRC and Hong Kong	535,394	525,268
Deferred revenue	-
	1,094,307	965,518
Valuation allowance	(1,094,307)	(965,518)
Deferred tax assets, net	$-	$-

As of September 30, 2016, the Company has net operating losses carry forward of $558,913 in the U.S. and $535,394 in Hong Kong and PRC available to offset future taxable income. They will begin to expire in 2030 and 2016, respectively. We provided for a full valuation allowance against the deferred tax assets of $0 on the expected future tax benefits from the net operating loss carry forwards as management believes it is more likely than not that these assets will not be realized in the future.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the six months ended September 30, 2016 and 2015.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Employee Benefits

The Company contributes to a state pension plan organized by municipal and provincial governments in respect of its employees in PRC. The compensation expense related to this plan was $40,934 and $20,623 for the nine months ended September 30, 2016 and 2015, respectively.

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

	For The Nine Months Ended
	September 30,
	2016	2015

Net income (loss) available for common shareholders – basic	$(1,094,307)	$(351,734)
Interest expense on convertible notes	123,404	1,128
Net income (loss) available for common shareholders - diluted	$(970,903)	$(350,606)

Weighted average outstanding shares of common stock – basic	333,925,553	253,896,191
Dilutive shares:
Conversion of convertible notes payable	-	-

Weighted average outstanding shares of common stock – diluted	333,925,553	253,896,191

Earnings (loss) per share – basic	$-	$-

Earnings (loss) per share – diluted	$-	$-

Since the company is suffering losses, the dilutive loss per share is equal to the basic loss per share for the nine months ended September 30, 2016, because the convertible notes are anti-dilutive.

9. Commitments and Contingencies

Operating commitments:

Operating lease agreement generally contains renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under operating lease are as follows:

2016	$78,280
Thereafter	-
Total minimum payment	$78,280

The Company incurred rental expenses of $81,625 and $91,278 for the nine months ended September 30, 2016 and 2015, respectively.

XCELMOBILITY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Concentrations, Risks, and Uncertainties

Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Six Months Ended
	September 30,
	2016	2015

Customer A	65.92%	-
Customer B	22.94%	-
Customer C *	-	-

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

12. Related Party Transactions

As of September 30, 2016, the appointment of Mr. Zhixiong Wei as director rendered a loans amount $0 became loans from director. The $0 did bear of interest at 15%, have no collateral and be repayable on demand.

13. Subsequent Events

The Company has evaluated all other subsequent events through November 14, 2016, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Our lottery business aggregates and processes lottery purchase orders, deriving revenue from service fees paid by local sports lottery administration centers for the purchase orders of sports lottery products directed to such centers. We offer a comprehensive and integrated suite of online lottery services in China. We hope that the merging of our lottery business with our existing mobile technologies, partners, and customers, will provide a platform for growth in this industry.

Recent Developments

On May 6, 2016, we issued a convertible promissory note in the aggregate principal amount of $1,000,000 to Biz Wit Holdings Ltd., a company organized under the laws of the British Virgin Islands (“Biz Wit”). The president, beneficial owner and control person of Biz Wit is Mr. Zhixiong Wei, who serves as our Chief Executive Officer and Chairman of the Board of the Company (“Mr. Wei”). On May 18, 2016, we issued a convertible promissory note in the aggregate principal amount of $700,000 to Sino Secure International (Holdings) Limited, a company organized under the laws of the British Virgin Islands (“Sino Secure”). On October 14, 2016, Biz Wit converted $500,000 of the principal amount outstanding under its note into shares of our common stock, and Sino Secure converted the entire principal amount of $700,000 under its note into shares of our common stock, at a conversion price of $0.001 per share. The conversion of these notes resulted in an issuance of 500,000,000 shares of common stock to Biz Wit, and an issuance of 700,000,000 shares of common stock to Sino Secure. We believe these issuances may have effected a change of control of the Company because of the significant ownership percentages acquired by each of Biz Wit and Sino Secure.

Additionally, on August 25, 2016, Mr. Wei acquired a 100% equity interest in CC Power, pursuant an Agreement on Equity Transfer between Mr. Wei and Xili Wang, our former Chief Financial Officer and Secretary. The Agreement on Equity Transfer provides that Mr. Wei acquired all of the outstanding equity of CC Power for the price of RMB 1 Yuan.

On September 1, 2016, following the expiration of management agreements for, and resignations of, each of Mr. Renyan Ge and Ms. Wang, the Board appointed Mr. Wei as our new Chief Executive Officer and Chairman of the Board of Directors and Ms. Li Ouyang as our new Chief Financial Officer.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed on April 19, 2016.

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue

Our revenue for the three months ended September 30, 2016 totaled $80,128, compared to $83,286 for the three months ended September 30, 2015. This decrease in revenue was primarily due to a decrease in revenue from Silvercreek.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2016 totaled $30,617, compared to $97,854 for the three months ended September 30, 2015. This decrease in cost of revenue was primarily due to the decrease in revenue.

Gross Profit

Gross profit for the three months ended September 30, 2016 was $49,512 compared to $(14,569) for the three months ended September 30, 2015. This increase in gross profit was primarily due to the decrease in cost of revenue.

Operating Expenses

Our operating expenses for the three months ended September 30, 2016 totaled $408,709 compared to $301,079 for the three months ended September 30, 2015. These expenses were comprised of selling expenses of $48,442 and general and administrative expenses of $360,267 for the three months ended September 30, 2016, while the selling expenses and general and administrative expenses for the three months ended September 30, 2015 were $73,338 and $227,741, respectively. This increase in operating expenses was primarily due to an increase in R&D expenses.

Other Income (Expense)

Other expenses for the three months ended September 30, 2016 totaled $262,130, compared to $190,036 for the three months ended September 30, 2015. This increase in other expenses was primarily due to a write off of former accrued salary.

Net Income (Loss)

Our net loss was $621,328 for the three months ended September 30, 2016, compared to a net loss of $505,684 for the three months ended September 30, 2015. The increase in net loss was primarily due to increased amortization of debt discount.

Comprehensive Income (Loss)

Our comprehensive loss was $1,167,496 for the three months ended September 30, 2016, compared to a comprehensive loss of $821,321 for the three months ended September 30, 2015. This increase in comprehensive loss was primarily due to foreign exchange rate fluctuations and differences between RMB and USD.

Comparison of the Nine months Ended September 30, 2016 and 2015

Revenue

Our revenue for the nine months ended September 30, 2016 totaled $183,842, compared to $250,283 for the nine months ended September 30, 2015. This decrease in revenue was primarily due to a decrease in revenue from Silvercreek.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2016 totaled $70,558, compared to $173,475 for the nine months ended September 30, 2015. This decrease in cost of revenue was primarily due to the decrease in revenue.

Gross Profit

Gross profit for the nine months ended September 30, 2016 was $113,284 compared to $76,808 for the nine months ended September 30, 2015. This increase in gross profit was primarily due to the decrease in cost of revenue.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2016 totaled $777,795, compared to $729,696 for the nine months ended September 30, 2015. These expenses were comprised of selling expenses of $90,452 and general and administrative expenses of $687,343 for the nine months ended September 30, 2016, while the selling expenses and general and administrative expenses for the nine months ended September 30, 2015 were $187,250 and $542,446, respectively. This increase in operating expenses was primarily due to an increase in R&D expenses.

Other Income (Expense)

Other expenses for the nine months ended September 30, 2016 totaled $429,796 compared to other income totaling $301,154 for the nine months ended September 30, 2015. This increase in other expenses was primarily due to a write off of former accrued salary.

Net Income (Loss)

Our net loss was $1,094,307 for the nine months ended September 30, 2016, compared to a net loss of $351,734 for the nine months ended September 30, 2015. This increase in net loss was primarily due to increased amortization of debt discount.

Comprehensive Income (Loss)

Our comprehensive loss was $1,674,490 for the nine months ended September 30, 2016, compared to a comprehensive income of $10,763 for the nine months ended September 30, 2015. This increase in comprehensive loss was primarily due to foreign exchange rate fluctuations and differences between RMB and USD.

Liquidity and Capital Resources

Overview

As of September 30, 2016, we had cash and equivalents on hand of $106,369 and total current liabilities of $3,571,407. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through December 31, 2016. To meet our future development plan, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders.

On September 1, 2014, our indirect wholly-owned subsidiary, CC Power, entered into a credit loan facility with Mr. Zhixiong Wei of up to RMB 5,000,000 at 15% simple interest. Interest is payable monthly, and any loans are due within 15 days prior written notice. The loans may be paid in cash or in common stock of our Company at a conversion price equal to 90% of the average closing price of our common stock for the ten days prior to conversion. Any loans under this facility are guaranteed by our Company. As of September 30, 2016, CC Power owes US$0.

On May 6, 2016, we entered into a convertible promissory note in the principal amount of USD $1,000,000 (the “Biz Wit Note”) with Biz Wit Holdings Ltd. (“Biz Wit”). Biz Wit’s beneficial owner and control person is Mr. Wei. The Biz Wit Note matures on December 31, 2016 and accrues interest at the rate of 5.0% per annum. The Biz Wit Note is convertible at any time prior to August 6, 2016, in whole or in part, at Biz Wit’s option into shares of our common stock, at a conversion price equal to $0.001 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). On October 14, 2016, Biz Wit converted $500,000 of the principal amount outstanding under the Biz Wit Note into 500,000,000 shares of the Company’s common stock, which resulted in a reduction of the principal amount outstanding under the Biz Wit Note to $500,000.

On May 18, 2016, we entered into the Sino Secure Note and the Lei Pan note, in the aggregate principal amount of USD $1,000,000 (collectively, the “Investor Notes”) with two foreign accredited investors (the “Investors”). The Investor Notes mature on December 31, 2016 and accrue interest at the rate of 5.0% per annum. The Investor Notes are convertible at any time prior to August 18, 2016, in whole or in part, at the Investors’ option into shares of our common stock, at a conversion price equal to $0.001 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). On October 14, 2016, Sino Secure converted the entire principal amount outstanding under the Sino Secure Note to 700,000,000 shares of the Company’s common stock, which resulted in a reduction of the principal amount outstanding under the Sino Secure Note to $nil.

As of September 30, 2016, we had outstanding indebtedness pursuant to convertible notes issued to various accredited investors in the aggregate principal amount of $2,450,000.

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

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities for the nine months ended September 30, 2016 was $(971,246), compared to net cash provided by (used in) operating activities of $(786,827) for the nine months ended September 30, 2015.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2016 was $(1,419), compared to net cash provided by (used in) investing activities of $(40,992) for the nine months ended September 30, 2015.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $1,051,204, compared to $65,000 in cash provided by financing activities for the nine months ended September 30, 2015.

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

Considering the RMB balance of our cash as of September 30, 2016, which amounted to US $103,348, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$1,033 of the balance.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including Mr. Wei, our new Chief Executive Officer (who is our Principal Executive Officer) and Ms. Ouyang, our new Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide risk factors in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of XcelMobiltiy, Inc., effective June 6, 2016 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed August 15, 2016)

3.2	Amended and Restated Bylaws, effective April 22, 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 27, 2011)

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 15, 2015)

10.1	Employment Agreement dated September 1, 2016, between XcelMobility, Inc. and Ying Yang (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 2, 2016)

10.2	Agreement on Equity Transfer dated August 25, 2016 by and between Xili Wang and Zhixiong Wei (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 18, 2016)

10.3	Entrusted Management Service Agreement dated August 25, 2016, by and among Shenzhen CC Power Corporation, Shenzhen CC Power Investment Consulting Co., Ltd., and the Shareholder of Shenzhen CC Power Corporation (Zhixiong Wei) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 18, 2016)

10.4	Technical Services Agreement dated August 25, 2016, by and among Shenzhen CC Power Corporation, Shenzhen CC Power Investment Consulting Co., Ltd., and the Shareholder of Shenzhen CC Power Corporation (Zhixiong Wei) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 18, 2016)

10.5	Exclusive Purchase Option Agreement dated August 25, 2016, by and among Shenzhen CC Power Investment Consulting Co., Ltd., Shenzhen CC Power Corporation, and the Shareholder of Shenzhen CC Power Corporation (Zhixiong Wei) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 18, 2016)

10.6	Loan Agreement dated August 25, 2016, by and between the Shareholder of Shenzhen CC Power Corporation (Zhixiong Wei) and Shenzhen CC Power Investment Consulting Co., Ltd. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 18, 2016)

10.7	Equity Pledge Agreement dated August 25, 2016, by and among the Shareholder of Shenzhen CC Power Corporation (Zhixiong Wei), Shenzhen CC Power Investment Consulting Co., Ltd., and Shenzhen CC Power Corporation (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 18, 2016)

10.8	Assignment and Novation Agreement dated August 25, 2016, by and among Shenzhen CC Power Corporation, Shenzhen CC Power Investment Consulting Co., Ltd., Xili Wang and Zhixiong Wei (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 18, 2016)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XCELMOBILITY INC.

Dated: November 18, 2016	By:	/s/ Li Ouyang
	Name:	Li Ouyang
	Its:	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

